Form 10-K
period 1997-12-31
KNOLOGY HOLDINGS INC /GA
filed 1998-03-31
CIK 1048932

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                       COMMISSION FILE NUMBER: 333-43339

                             KNOLOGY HOLDINGS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                                         58-2203141
       --------------------------------------                          ------------------------------------
         (State or other jurisdiction of                                         (I.R.S. Employer
         incorporation or organization)                                         Identification No.)


             KNOLOGY HOLDINGS, INC.
             1241 O.G. SKINNER DRIVE
               WEST POINT, GEORGIA                                                     31833
       --------------------------------------                          ------------------------------------
    (Address of principal executive offices)                                        (Zip Code)

      Registrant's telephone number, including area code:  (706) 645-8553

          Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                                 Not Applicable

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X*         No
                                ----                ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

         As of March 1, 1997, there were no shares of the registrant's Common Stock outstanding and 49,985 shares of the registrant's Preferred Stock outstanding.

-----------------------
* The Company does not have any class of equity securities registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.

                               TABLE OF CONTENTS


                                                                                                  PAGE
                                                                                                  ----
PART I

    ITEM 1.   BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
    ITEM 2.   PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    43
    ITEM 3.   LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    44
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   . . . . . . . . . . . . . .    44

PART II

    ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              SHAREHOLDER MATTERS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    45
    ITEM 6.   SELECTED FINANCIAL DATA   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    47
    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . .    49
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   . . . . . . . . . . . . . . . . . .    54
    ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING FINANCIAL DISCLOSURE   . . . . . . . . . . . . . . . . . . . . . . . .    54

PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . .    55
    ITEM 11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    59
    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  . . . . . . . . .    62
    ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . .    64

PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    67

SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    74

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . . . . . . . . . . . . . . .    F-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON THE FINANCIAL STATEMENT SCHEDULES . . . . . . . . .    S-1


                                      (i)

         THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, MEMBERS OF THE COMPANY'S SENIOR MANAGEMENT MAY, FROM TIME TO TIME, MAKE CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING THE COMPANY'S OPERATIONS, PERFORMANCE AND OTHER DEVELOPMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "BUSINESS--RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, AS WELL AS FACTORS WHICH MAY BE IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION OR IN THE DOCUMENTS WHERE SUCH FORWARD-LOOKING STATEMENTS APPEAR. UNLESS THE CONTEXT SUGGESTS OTHERWISE, REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K TO "KNOLOGY" OR TO THE "COMPANY" MEAN KNOLOGY HOLDINGS, INC. AND ITS SUBSIDIARIES. UNLESS OTHERWISE INDICATED, DOLLAR AMOUNTS OVER $1 MILLION HAVE BEEN ROUNDED TO ONE DECIMAL PLACE AND DOLLAR AMOUNTS LESS THAN $1 MILLION HAVE BEEN ROUNDED TO THE NEAREST THOUSAND.



                                     PART I


ITEM 1.   BUSINESS

GENERAL

         KNOLOGY offers residential and business customers broadband communications services ("Broadband Services"), including cable television, telephone and high-speed Internet access service. The Company provides these Broadband Services using high-capacity hybrid fiber-coaxial networks that are two-way interactive ("Interactive Broadband Networks"). The Company operates Interactive Broadband Networks in three cities, Montgomery, Alabama, Columbus, Georgia and Panama City Beach, Florida and plans to expand to additional mid-sized cities in the southeastern United States. KNOLOGY has been providing cable television service since 1995 and commenced providing telephone and high-speed Internet access service in July 1997. The Company believes its ability to provide numerous services over the same network and to bundle the services at an attractive price, coupled with its emphasis on customer service, provides it with a competitive advantage.

         KNOLOGY commenced providing cable television service by acquiring cable television systems in Montgomery and Columbus and using those systems as a base for constructing new Interactive Broadband Networks. Since acquiring the Montgomery system (the "Montgomery System") in April 1995, the Company has extended the Montgomery network from approximately 275 miles and 8,252 subscribers to approximately 763 miles with 22,301 subscribers and 70,025 homes passed as of February 28, 1998. Since its acquisition of the Columbus system (the "Columbus System") in September 1995, the Company has extended the Columbus network from approximately 180 miles and 5,109 subscribers to approximately 545 miles with 13,940 subscribers and 49,703 homes passed as of February 28, 1998. The Company's penetration rates (the ratio of the number of subscribers to homes passed) were 31.8% and 28.0% in Montgomery and Columbus, respectively, as of February 28, 1998. The Company acquired a cable television system in Panama City Beach, Florida (the "Beach Cable System" and together with the Montgomery System and the Columbus System, the "Systems") in December 1997 and intends to commence expansion of the Beach Cable System in 1998. The Company believes that its ability to increase and maintain its subscribers has been due largely to its commitment to customer service, the greater number of channels and the greater reliability and quality of the picture and sound offered by the Company over its Interactive

Broadband Networks compared to the more traditional cable networks operated by the Company's competitors. The Company expects the number of its cable television subscribers to continue to increase as it expands its Systems in Montgomery, Columbus and Panama City Beach, focuses on marketing to multiple dwelling units, increases the number of Broadband Services offered and introduces its OLOVISION(R) digital video service, which will use compression technology to significantly increase the number of television channels.

         KNOLOGY commercially launched its high-speed OLOBAHN(R) Internet access service (using cable modems) and its OLOTEL(R) local and long distance telephone services in July 1997 in Montgomery. In Columbus, high-speed Internet access service was introduced in September 1997 and telephone service was introduced in the fourth quarter of 1997. While the Company expects its subscribers for cable television (which are primarily residential) to serve as the Company's initial customer base for its telephone and Internet services, the Company also targets small- and medium-sized businesses using a bundled offering emphasizing telephone and Internet access services. As of February 28, 1998, the Company provided a bundle of at least two services to approximately 700 subscribers in Montgomery and approximately 180 subscribers in Columbus. KNOLOGY offers its OLOTEL(R) services using its Interactive Broadband Networks, provides local service through interconnections with BellSouth under a nine-state interconnection agreement and provides long distance service through the use of leased facilities from other telecommunications service providers. In addition, the Company offers special access services, including long distance access services, over its Interactive Broadband Networks to other carriers.

         The Company believes that its Interactive Broadband Networks could in the future enable it to provide additional Broadband Services, including (i) interactive energy management services (in partnership with power companies), which involve monitoring by the customer of energy usage and cost; (ii) security services, including closed-circuit television security monitoring and alarm systems; (iii) high-speed data transmission connecting homes and offices ("extranets"); and (iv) wholesale transport and interconnection ("local loop") services to connect long distance carriers to their customers. The Company expects to commence trials of certain of these services in 1998.

         The Company intends to expand to additional mid-sized cities in the southeastern United States. In December 1997, the Company acquired the Beach Cable System for approximately $3.9 million in cash and 2,485 shares of Preferred Stock, par value $.01 per share (the "Preferred Stock"), valued at approximately $3.7 million, subject to adjustment. The Beach Cable System, which currently passes approximately 10,500 homes and approximately 17,600 commercial (hotel/motel/condo) units, consists of a new cable television network which the Company is adapting for delivery of Broadband Services. The Company intends to commence construction in the second quarter of 1998 to expand the existing Beach Cable System into adjacent Panama City (the Beach Cable System, as proposed to be expanded, is referred to herein as the "Panama City System"). See "--Markets and Subscribers--New Markets." The Company's cable franchises in Augusta, Georgia and Panama City, Florda were awarded in January 1998 and March 1998, respectively. The Company's application for a cable franchise in Columbia County, Georgia was approved in March
1998. The Company has applied for cable franchises in Charleston and North Charleston, South Carolina and intends to apply for additional franchises in other cities.

         In 1995, the Company was originally formed as a limited liability company and later was incorporated in the State of Delaware. The Company's principal executive offices are located at 1241 O. G. Skinner Drive, West Point, Georgia 31833 and its telephone number is (706) 645-8553.

RECENT TRANSACTIONS

         On October 22, 1997, the Company completed a private offering of 444,100 Units ("Units"), each of which consisted of one 11-7/8% senior discount note due October 15, 2007 (a "Senior Discount Note") and one warrant (a "Warrant") to purchase .003734 shares of Preferred Stock of the Company at an exercise price of $.01 per share, subject to adjustment, of $444.1 million aggregate principal amount at maturity (the "Offering") yielding net proceeds of approximately $242.4 million. The Senior Discount Notes issued in the Offering were subsequently exchanged for $444.1 million aggregate principal amount at maturity of substantially identical 11-7/8% senior discount notes due October 15, 2007 (the "Exchange Notes," and together with the Senior Discount Notes, the "Notes") that had been registered under the Securities Act of 1933, as amended (the "Securities Act") in an exchange offer (the "Exchange Offer") that expired on March 24, 1998. See " -- Description of Certain Indebtedness."

         In October 1997, the Company issued approximately 21,400 shares of Preferred Stock to qualified investors, including certain existing stockholders of the Company, for an aggregate purchase price of approximately $32.2 million (the "Equity Private Placement").

BROADBAND SERVICES STRATEGY

         The Company has developed the following strategy for the implementation and operation of its Broadband Services business.

         BUILD RELIABLE INTERACTIVE BROADBAND NETWORKS. By constructing and operating its own Interactive Broadband Networks, the Company provides its residential and business customers with access to high-quality networks capable of supporting a wide range of Broadband Services. The Company's networks contain extra, unused capacity that will be available for planned and future Broadband Services, and such capacity has been designed to be expanded later if warranted by customer demand. The Company believes that this will provide a competitive advantage over cable, telephone and wireless systems that do not have the capability to provide a wide range of broadband services. The Company also believes that its newly constructed, Interactive Broadband Networks will give it a quality and reliability advantage over upgraded lower-capacity coaxial cable systems. KNOLOGY's Interactive Broadband Networks utilize a 750 MHz signal (designed to allow for upgrade to 1,000 MHz) and are protected by redundant paths for communications segments, including a SONET ring connecting hubs for restoration and security purposes. By comparison, most traditional cable television systems utilize 450 MHz to 550 MHz signals and do not have significant redundancy protection. The Company uses a specially designed powering system which is backed up at each hub site by a generator and uninterruptable power source ("UPS") to allow service to continue in case of a power outage. The Interactive Broadband Networks are monitored 24 hours per day, seven days per week, at KNOLOGY's network operations center.

         PROVIDE BUNDLED OFFERINGS. The Company believes that by bundling Broadband Services it can distinguish itself from the competition. The Company believes that savings on a bundle of services and the advantages of one-stop shopping (including a single point of purchase and one relationship to manage all services included in the bundle) will be attractive to new customers, particularly since most of its prospective customers presently buy services from multiple sources. The Company also believes that because of the cost savings associated with purchasing a bundle of services from the Company, customers will be less likely to switch should competitors offer lower prices on individual services. The ability to realize an overall return on a bundle of services should give the Company greater pricing flexibility.

         BE FIRST TO MARKET WITH MULTIPLE BROADBAND SERVICES. The Company believes that it is or will be the first provider of a bundled video, voice and data Broadband Services package in Montgomery, Columbus and Panama City Beach/Panama City and intends to be first to market a bundled video, voice and data Broadband Services package in each of the cities in which it proposes to construct and operate Interactive Broadband Networks. KNOLOGY seeks to capitalize on its position as a new communications company that brings competition and choice to cities where it provides service. The Company believes that a large number of companies may seek to provide multiple Broadband Services over the next several years, and that market share earned by the early entrants will create financial barriers to entry in the Company's target markets. Since constructing

Broadband Services networks requires a large capital investment, the Company expects that later entrants will have greater difficulty in demonstrating economic returns that support such an investment. In addition, constructing networks uses space on various rights of way, which may be limited or more expensive for later entrants.

         EXPAND TO ADDITIONAL MARKETS. The Company intends to expand to additional mid-sized cities in the southeastern United States. The Company intends to target cities (1) that have a geographic density such that network plant can be constructed to pass an average of 70 homes per mile, (2) that generally have populations of at least 100,000 and (3) in which the Company believes it can capture a substantial portion of the cable television customers and can be the leading provider of Broadband Services. The Company believes that such cities will support a Broadband Services business and that most of the large cable companies and other service providers currently are focusing primarily on major metropolitan areas.

         FOCUS ON THE CUSTOMER. Customer service is an essential element of the Company's operations. The Company believes the quality and responsiveness of its customer service differentiates it from its competitors. Customer service representatives in each market handle customer-related functions such as order taking, customer activations, billing inquiries and collections and service upgrades and administer the Company's customer satisfaction program. Under its customer satisfaction program, the Company follows up with new customers regarding satisfaction with the service, and uses installation customer surveys, market research and focus groups to improve its service and marketing. In addition, the Company provides 24-hour customer service, operates customer phone centers in each of the Company's service areas, and operates a back-up customer phone center in West Point, Georgia. The Company monitors its networks 24 hours a day, seven days a week and strives to resolve problems prior to the customer being aware of any service interruptions.

         PURSUE STRATEGIC RELATIONSHIPS WITH OTHER SERVICE PROVIDERS. KNOLOGY offers certain of its Broadband Services in conjunction with or through strategic partners. KNOLOGY was founded in 1995 by the corporate predecessor of ITC Holding Company, Inc. (together with such predecessor, "ITC Holding"), which holds significant interests in a variety of communications companies ("ITC Companies"), including Interstate Telephone Company, an independent local exchange carrier ("LEC") serving communities in western Georgia and eastern Alabama for over 100 years, MindSpring Enterprises, Inc. ("MindSpring"), a large Internet service provider, and which until October 1997 included ITC/\DeltaCom, Inc. ("ITC/\DeltaCom"), a provider of retail long distance services to mid-sized and major regional businesses using ITC/\DeltaCom's own fiber optic network in the southern United States (now owned by ITC Holding's stockholders). The Company uses ITC/\DeltaCom's fiber optic network to provide long distance service as part of the Company's bundle of Broadband Services, uses a direct link to the Internet procured through ITC/\DeltaCom and jointly operates a network operations center with ITC/\DeltaCom in West Point, Georgia. Interstate Telephone Company provides the Company with telephone billing and switching services, and MindSpring provides the Company with Internet content and back-up customer service on computer-related customer inquiries. Strategic partners also include SCANA Communications, Inc. (together with SCANA Corporation, "SCANA"), which is supporting the Company's entrance into Charleston, providing assistance in areas including government relations, franchise approval, marketing efforts and access to sites for its equipment, which is an important part of network construction.

INDUSTRY STRUCTURE AND TECHNOLOGY

         GENERAL

         As a result of the passage of the Telecommunications Act of 1996 (the "1996 Telecom Act"), cable television companies are permitted to provide telephone service and vice versa, local telephone companies are permitted to provide long distance service and vice versa, and all are permitted to provide numerous ancillary services. Municipalities are required to grant cable television franchises to qualified applicants. This change in the regulatory landscape, along with the substantial growth in use of the Internet, has led, and is generally expected to continue to lead, to a rush by communications companies and other companies (such as power companies) to provide a full range of voice, video and data communications services to consumers. Most of this activity has occurred through cross investment in other technologies, rather than the expansion of one technology to provide multiple services, except in isolated cases (such as cable television companies offering cable modem services).

         The Company believes that for the next several years its competitors will continue to offer individual services, such as telephone and cable television, in the Company's service areas. Compared to the individual services offered by its competitors, the Company believes that its bundled service offerings are more attractive to consumers. Although the process of building broadband networks and expanding to other services has begun, the Company believes that most of the large cable companies and other service providers currently are focusing primarily on major metropolitan areas and that by being among the first providers of a wide range of Broadband Services in its targeted markets the Company will have a competitive advantage. See " -- Broadband Services Strategy."

         COMMUNICATIONS TECHNOLOGIES AND SERVICES

         Set forth below is a brief description of the current communications industry structure and the technology generally used by each system (although numerous variations exist, and some systems combine a variety of technologies), including certain hurdles each set of providers faces in offering new services.

         CABLE TELEVISION. Cable television systems generally consist of coaxial cable (which carries signals via radio frequency) and/or fiber optic cable (which carries signals via light waves generated by a laser) that runs along aerial or underground rights of way past the homes in a service area, connecting to each house individually through a cable connection box located outside of the house. Subscriber homes have internal wiring running from the cable connection box to one or more boxes or "jacks" into which television sets and set-top terminals (which are used for special services, descrambling, "pay-per-view" and other features) may be connected. Coaxial cable networks have numerous amplifiers located along the network to restore the strength of the signal, which is diminished as it travels. The use of amplifiers produces interference or noise which will cause the signal to degrade as the number of amplifiers increases. Networks which are primarily fiber optic do not use amplifiers in the fiber optic portion of the network. Fiber optic networks use larger lasers to send signals further from the headend. The number of channels or features that a cable system can offer is limited by the capacity of the cable network and the electronic equipment which compresses and amplifies the signal. Additional equipment may compensate for a lower capacity network, but too much equipment results in noise or interference, leading to a lower quality signal.

         Many traditional cable companies have sought to compete by increasing capacity through the use of additional equipment, and customers have experienced increased interference. Most cable television systems generally use one way (non interactive) cable, and accordingly do not have the ability to provide telephone service which requires use of a two-way interactive cable. Several cable companies, including large cable companies, are beginning to offer high-speed data transmission and have announced plans to offer Internet access using cable modems. However, such service generally cannot deliver high-speed performance until the cable system infrastructure has been upgraded to increase capacity and add two-way interactivity.

         WIRELESS CABLE. Wireless cable or multichannel multipoint distribution service technology allows the transmission of television programming, including high speed computer data, high definition television and facsimile transmissions, via microwave frequencies from a single location.

Wireless cable was designed to serve primarily rural areas where laying traditional coaxial cable is not economically feasible. The wireless cable system's signal is sent from a centrally located facility equipped with transmitters, antennas, satellite dishes and scrambling and descrambling equipment, and is received by subscribers with rooftop antennas and the necessary converters. Because wireless cable signals are sent via microwaves, they require line-of-sight transmission from the central source to the subscribers. Obstructions such as large buildings and trees or uneven terrain can interfere with reception, although repeaters that aid in reaching subscribers in certain obstructed areas are being developed to alleviate these shortcomings. As a result, the Company believes that at present this technology is not well suited to providing Broadband Services in urban areas such as those targeted by the Company.

         DTH, DBS AND OTHER SATELLITE TECHNOLOGIES. Direct-to-home satellite television ("DTH") companies provide the satellite transmission of television products and services. As part of the programming package, DTH companies generally include hardware and software for the reception and decryption of satellite television programming. The majority of DTH programming is transmitted on C-band radio frequency, which typically requires dish sizes ranging from six to twelve feet in diameter, depending upon the geographic location of the subscriber. In 1982, the Federal Communications Commission ("FCC") allocated spectrum within the Ku-band for DBS systems. The Ku-band historically has allowed for higher power transmission than C-band, enabling recipients to receive Ku-band signals using smaller satellite dishes (ranging in size from 15 to 18 inches in diameter). DBS systems generally offer more channels (often over 100 channels in all) than cable systems, although DBS providers usually do not offer local programming. Unlike cable television, DBS and DTH do not require ground construction to install, maintain or upgrade services. Rather, the programming is transmitted from a ground station to the subscriber via a communications satellite. These systems require the subscriber to purchase or lease a satellite dish to receive signals and a receiver system to process and descramble signals for television viewing.

         The small satellite dishes available at present are not two-way interactive, and therefore not suitable for telephone or Internet services, although businesses that can afford to do so purchase larger dishes with two-way interactivity can receive each of the Broadband Services. Residential systems have been designed using telephone lines to transmit to the Internet and satellite transmission for reception from the Internet, which typically involves much greater quantities of data. This approach still is subject to dial-up delays, but has many of the same advantages over two-way telephone communications as Broadband Services. However, satellite transmission may cause an echo during voice transmissions due to the long distance to and from the satellite.

         WIRELINE TELEPHONY. Local wireline telephone systems consist of a network of switches, transmission facilities between switches, and the "local loop" connections between customer premises and the nearest local exchange switch. A call initiated by a customer can be routed by the local exchange switch either directly to the called party, if that party is served by the same switch, to another local or toll switch for delivery to the called party, or through one or more switches to the point of presence ("POP") of a long distance carrier that transmits the call to a more distant local switch for ultimate delivery to the called party. The transmission facilities connecting switches are comprised primarily of very high capacity fiber optic cables. However, local loops generally consist of twisted copper wire pairs that run along aerial or underground rights-of-way to each of the premises served.
These local loops generally carry analog transmissions and have relatively low transmission capacity, sufficient to carry only one two-way voice conversation. Local loop capacity can be expanded somewhat by using advanced techniques such as Integrated Services Digital Network ("ISDN"), which permits voice and data transmissions to occur simultaneously and can support some level of video teleconferencing. However, ISDN currently is not available in all areas.

         Local loops (even with ISDN) generally do not have sufficient capacity for large scale provision of video services. Telephone service is the most common way of communicating with the Internet, but telephone lines do not have enough capacity for rapid downloading of large volumes of data (such as graphics), leading many Internet users to experience delays and ISPs to experience overloading of their circuits.

         WIRELESS TELEPHONY (CELLULAR AND PCS). Wireless telephone technology is based upon the division of a given market area into a number of smaller geographic areas, or "cells." Each cell has "base stations" or "cell sites," which are physical locations equipped with transmitter-receivers and other equipment that communicate by radio signal with cellular telephones located within range of the cell. Cells generally have an operating range from two to 25 miles. Each cell site is connected to a mobile telephone switching office ("MTSO"), which, in turn, is connected to the local landline telephone network. When a subscriber in a particular cell dials a number, the cellular telephone sends the call by radio signal to the cell's transmitter-receiver, which then sends it to the MTSO. The MTSO then completes the call by connecting it with the landline telephone network or another cellular telephone unit. Incoming calls are received by the MTSO, which instructs the appropriate cell to complete the communications link by radio signal between the cell's transmitter-receiver and the cellular telephone. Like wireline local loops, wireless telephony technologies generally do not have sufficient capacity for large scale provision of video and data services.

         INTERNET ACCESS. Most Internet access takes place over telephone lines using computer modems. This form of transmission works well for smaller amounts of data, but telephone lines generally are not capable of handling large volumes of information, multimedia applications or high-speed data transmissions, resulting in lengthy delays. Also, ISPs have limited numbers of ports available for customers to dial in to the Internet, and their customers may experience difficulties obtaining access to the Internet or be disconnected if activity is too limited. A few satellite companies provide broadband access to the Internet from desktop PCs using a small dish antenna and receiver kit comparable to that used for satellite television reception, although such systems generally provide only one-way satellite transmission, requiring communications in the other direction to be over telephone lines. High-speed cable modems used over traditional non-interactive cable networks similarly permit high-speed broadband reception from the Internet, but require communications from the user to the Internet to be over telephone lines.

THE COMPANY'S INTERACTIVE BROADBAND NETWORKS

         The Company's Interactive Broadband Networks are high-capacity, two-way interactive, hybrid fiber-coaxial network with a 750 MHz signal (designed to allow upgrades to 1,000 MHz). Each network includes hub sites with a minimum of four fiber pairs running from each hub to nodes, each of which serves an average of 500 homes. This design incorporates redundant fibers running between hubs for restoration and security purposes, forming a SONET ring. By comparison, most traditional cable television systems are 450 MHz to 550 MHz and do not have significant redundancy protection. The Company provides power to its system from the hub sites, each of which is equipped with a generator and UPS to allow service to continue in case of a power outage. For each of the Broadband Services to be offered, the Company has added electronic equipment at various hub sites and cards in various electronic housings along the network.

         The Company's Interactive Broadband Networks are capable of supporting numerous channels of basic and premium cable television (including pay-per-view) services (approximately 78 channels are offered by the Company today, without digital compression), telephone, Internet access and other Broadband Services. The Company's Interactive Broadband Networks have been designed with extra capacity, so that new services can be added as content and technology become available.

         Local telephone service is offered over the Company's Interactive Broadband Networks in much the same way local phone companies provide service, since the network structure includes a return path suitable for voice transmission. To provide local telephone service, the Company provides switching services and installs a network interface box outside the customer's home, and may, depending on the location of telephone and cable boxes or "jacks" inside the home, add inside wiring as well. The Company can offer multiple lines of telephone service using its Interactive Broadband Networks. The Company's networks are interconnected with those of other local phone companies through a nine-state interconnection agreement with BellSouth. The Company provides long distance service using leased facilities from other telecommunications service providers, including from ITC/\DeltaCom.

         High speed Internet access services are provided by the Company using a high speed cable modem in much the same way customers currently receive Internet services over a modem linked to the local telephone network. The cable modems presently being used with the Company's Interactive Broadband Networks are 20 times faster (512.0 kilobits/second for two-way equivalent speed modems and up to 4,000 kilobits/second for modems that primarily transmit one-way) than 28.8 kilobits/second modems presently used with telephone lines and are of higher quality. The customer's cable line (with cable modem) is connected directly into the Internet. Since the cable modem connects through a cable line rather than through a telephone line, the Internet connection is always active, and there is no need to dial up for access to the Internet or wait to connect through a port leased by an ISP.

THE COMPANY'S BROADBAND SERVICES

         CABLE TELEVISION. The Company offers its customers three levels of cable television services: basic, expanded basic and premium. Expanded basic service is the Company's most heavily subscribed service. This service consists of approximately 64 channels of programming, including television signals available off-air, a limited number of television signals from so-called "super stations" (such as WGN (Chicago)), numerous satellite-delivered nonbroadcast channels (such as Cable News Network, MTV, ESPN, The Discovery Channel and Nickelodeon), displays of information featuring news, weather, stock and financial market reports and public, government and educational access channels.

         Basic service, a more limited version of the Company's expanded basic package, is offered on a discounted basis to customers but this service consists primarily of off-air channels. The Company also offers a variety of premium services to its customers for an extra monthly charge. Premium services include various channels that consist of feature motion pictures presented without commercial interruptions (such as Home Box Office ("HBO"), Showtime and Cinemax) or other special channels. Customers generally pay fixed monthly fees for cable programming and premium television services, which constitute the principal sources of revenue to the Company. The Company also provides its customers access to additional channels offering pay-per-view feature movies, live and taped sports events, concerts and other special features which involve a charge for each viewing, access to home shopping networks and specialty services such as digital audio service.

         Programming for the Company's cable television systems, each of which provides a range of 65-75 channels (78 channels including pay-per-view), comes from over 70 national and local networks, including most major networks such as ESPN, HBO, Showtime, Disney and CourtTV, and local networks such as local affiliates of ABC, CBS, NBC and Fox. Since January 1, 1996, the Company's arrangements with many of these networks, constituting approximately 60% of the Company's channels, have been handled through the National Cable Television Cooperative, Inc. (the "National Cable Television Cooperative"), which obtains programming from most major networks and provides it to its members. By obtaining programming through the cooperative (for which the Company has paid a one time membership fee and pays ongoing monthly programming and administrative fees), the Company benefits from volume discounts not otherwise available to the Company and which more than offset the fees to the cooperative. In addition, the cooperative handles the contracting and billing arrangements for the Company with the networks. The Company also obtains programming directly from networks such as ESPN and the Disney Channel, which presently do not deal with the cooperative, and deals directly with a variety of networks on matters such as support for the Company's promotional efforts.

         The Company intends to offer its OLOVISION(R) digital video service beginning in August 1998, which uses compression technology to significantly increase the number of television channels (to over 100 channels). Digital technology converts numerous analog signals (now used to transmit video and voice) into a digital format and compresses many such signals into the space normally occupied by one analog signal. At the home, a set-top video terminal (which would be provided by the Company for a fee) would convert the digital signal back into analog channels that can be viewed on a normal television set. These set-top video terminals are currently available and the Company believes that they will soon be available at a cost which makes offering this service economically attractive. The Company intends to add OLOVISION(R) as an additional service without reducing the current number of expanded basic channels. Digital technology also is expected to permit the Company to offer near video-on-demand (movies or other programs that commence in frequent intervals, such as every 15 minutes) to customers for a fee per viewing.

         TELEPHONY. The Company's OLOTEL(R) service includes residential and business local and long distance telephone services. Local telephone service includes several bundled packages and additional services similar to those offered by the Regional Bell Operating Companies ("RBOCs"), including BellSouth Corp. ("BellSouth"). The Company's customers pay a fixed monthly rate for all local calling. Customers may elect call waiting, call forwarding, voice mail and other value added services, which generally involve an additional fixed charge per month per telephone line. The Company generally prices its services at rates comparable to those of its competitors, although typically the Company's value-added services are less expensive than those of its competition. The Company offers all customers of its cable television services a discount on telephone service. Long distance service offers features and is priced at levels comparable to those of the Company's competitors. In addition, the Company also offers special access services, including long distance access services, to other carriers over its Interactive Broadband Network.

         The Company may seek to provide local telephone service to long distance companies who need local connections at the terminating (or possibly originating) end of long distance traffic, and for wireless telephone companies that need to connect with wireline providers to terminate calls outside their cellular or PCS networks.

         INTERNET SERVICES. The Company's OLOBAHN(R) service offers customers high-speed connections to the Internet (20 times faster than 28.8 kilobits/second dial-up service) using cable modems. The Internet connection using a cable modem is always active, so the customers do not have to dial in and wait for access. Since the customer's service is offered over the coaxial network in the home, no second phone line is required and there is no disruption of service when the phone rings or when the television is on. The Company charges a fixed monthly fee for connection to the Internet and does not offer different plans based on the amount of interconnection time or quantity of data received, although the Company does charge a higher rate to customers who desire higher speeds, which requires more capacity. The Company offers discounts on its high-speed Internet service to customers who also receive the Company's cable television service or telephone service. The Company also plans to sell high-speed Internet access service directly to ISPs who wish to resell the service to their customers.

         FUTURE BROADBAND SERVICES. The Company believes that its Interactive Broadband Networks could in the future enable it to provide additional Broadband Services, including (i) interactive energy management services (in partnership with power companies), which involve active monitoring by the customer of energy usage and cost; (ii) security services, including closed-circuit television security monitoring and alarm systems; (iii) high-speed data transmission connecting homes and offices ("extranets"); and
(iv) wholesale transport and interconnection (local loop) services to connect long distance carriers to their customers. The Company expects to commence trials of certain of these services in 1998. See "--Risk Factors--Demand for Bundle of Broadband Services is Uncertain."

         Proposed interactive energy management services would involve a utility sending and receiving consumption and pricing information over the Company's network to and from customers' homes to enable customers to monitor energy consumption. Proposed security services are expected to include primary security monitoring through closed-circuit television and back-up alarm networking. High-speed data transmission would utilize cable modems for high-speed connections to offices, suppliers, customers, or others. Initially, such services would be available only to and from specified groups of users on the Company's networks. The Company would need to design external networks or "extranets" for the users to permit the transfer of data within their specified groups. The Company also plans to offer high-speed transmission and other computer networking services in conjunction with local computer companies. The Company may offer wholesale transport and interconnection services to long distance and other telecommunications companies. It is presently negotiating an agreement to provide these services to ITC/\DeltaCom for traffic that originates or terminates in Montgomery and Columbus and other cities where the Company constructs Interactive Broadband Networks.

MARKETS AND SUBSCRIBERS

         CURRENT MARKETS. The Company's Interactive Broadband Networks currently serve Montgomery, Alabama, Columbus, Georgia and Panama City Beach, Florida.

         The Company acquired substantially all of the outstanding stock of Montgomery Cablevision and Entertainment, Inc. ("Montgomery Cablevision"), one of the two franchisees serving the Montgomery, Alabama cable television market, in April 1995 (and the remaining stock in January 1996). At the time the Company acquired the Montgomery System, the network consisted of approximately 275 miles of 550 MHz coaxial cable. Since August 1995, the Company has been expanding the Montgomery System with its new Interactive Broadband Network. The Montgomery System currently consists of approximately 763 miles and passes approximately 70,025 homes, or about 83.4% of the homes in the franchise area. The Company intends to continue the buildout of the Montgomery network to extend approximately 950 miles and pass nearly all of the homes in its franchise area and expects to complete construction in 1998. The Company also intends to upgrade the preexisting system in 1998.

         The Company acquired the assets of the entity holding one of three franchises serving the Columbus, Georgia cable television market in September 1995. At the time the Company acquired the Columbus System, the network consisted of approximately 180 miles of 550 MHz coaxial cable. Since February 1996, the Company has been expanding the Columbus System with its new Interactive Broadband Network. The Columbus System currently consists of approximately 545 miles and passes approximately 49,703 homes, or about 82.8% of the homes in the franchise area. The Company intends to continue the buildout of the Columbus network to extend approximately 800 miles and pass nearly all of the homes in its franchise area and expects to complete construction in 1998. The Company also intends to upgrade the preexisting system in 1998.

         The Company acquired the Beach Cable System in December 1997. The Beach Cable System consists of approximately 152 miles of 550 MHz coaxial cable and passes approximately 10,500 homes, or about 84.0% of the homes in the franchise area. The network also passes approximately 17,600 commercial (hotel/motel/condo) units. The Company intends to commence construction in the second quarter of 1998 to expand the Beach Cable System into adjacent Panama City.

         The following table sets forth cable television delivery data with respect to each of these service areas and the Company's service as of February 28, 1998:

                                     HOMES
                                      IN                                            CABLE
                       CABLE        FRANCHISE    MILES OF   HOMES      CABLE     PENETRATION     CHANNELS
SERVICE AREA        HOUSEHOLDS(1)    AREA(2)      PLANT     PASSED  SUBSCRIBERS    LEVEL(3)      OFFERED
------------        -------------    -------      -----     ------  -----------    --------      -------
Montgomery, AL         152,190       84,000       763       70,025      22,301         31.8%        78
Columbus, GA           131,620       60,000       545       49,703      13,940         28.0%        78
Panama City
  Beach, FL (4)           *          13,000       152       10,500(5)   4,270(5)       40.7%(5)     75

---------------
*  Information not presently available.

(1) Represents cable households in Designated Market Areas as determined by A.C. Nielsen Co.
         Source: TV and Cable Factbook, 1998 Edition.

(2) Represents the total homes in the Company's franchise area. Source: TV and Cable Factbook, 1998 Edition.

(3) Determined by dividing the applicable number of subscribers by the number of homes passed. Because the Company does not begin to market its services in an area until its network has been expanded and the Company typically needs 60 to 90 days once marketing has commenced to build its subscriber base, the Company's penetration rate is adversely affected during rapid expansion of the networks.

(4) Does not include Panama City, Florida. See "--Markets and Subscribers--New Markets."

(5) Does not include commercial (hotel/motel/condo) units passed or commercial subscribers.

         The Company believes that its ability to increase and maintain its subscribers has been due largely to its commitment to customer service, the greater number of channels and the greater reliability and quality of the picture and sound offered by the Company over its Interactive Broadband Networks compared to the more traditional cable networks operated by the Company's competitors.

         The Company commercially launched its high-speed OLOBAHN(R) Internet access service (using cable modems) and its OLOTEL(R) local telephone, long distance and long distance access services in July 1997 in Montgomery. In Columbus, high-speed Internet access service was introduced in September 1997 and telephone service was introduced in the fourth quarter of 1997. While the Company expects its subscribers for cable television (which are primarily residential) to serve as the Company's initial customer base for its telephone and Internet services, the Company also targets small- and medium-sized businesses using a bundled offering emphasizing telephone and Internet access services. As of February 28, 1998, the Company provided a bundle of at least two services to approximately 700 subscribers in Montgomery and to approximately 180 subscribers in Columbus. KNOLOGY offers its OLOTEL(R) services using its Interactive Broadband Networks, provides local service through interconnections with BellSouth under a nine-state interconnection agreement and provides long distance service through the use of leased facilities from other telecommunications service providers, including ITC/\DeltaCom. In addition, the Company offers special access services, including long distance access services, to other carriers over its Interactive Broadband Networks.

         NEW MARKETS. The Company intends to expand to additional mid-sized cities in the southeastern United States, targeting cities (1) that have a geographic density such that network plant can be constructed to pass an average of 70 homes per mile, (2) that generally have populations of at least 100,000 and (3) in which the Company believes it can capture a substantial portion of the cable television customers and can be the leading provider of Broadband Services. The Company believes that such cities will support a Broadband Services business, and that currently most of the large cable companies and other service providers are focusing primarily on major metropolitan areas. In December 1997, the Company acquired a cable television system in Panama City Beach, Florida for approximately $3.9 million in cash and 2,485 shares of Preferred Stock valued at approximately $3.7 million, subject to adjustment. The Beach Cable System, which currently passes approximately 10,500 homes and approximately 17,600 commercial (hotel/motel/condo) units, consists of a new cable television network which the Company is adapting for delivery of Broadband Services. The Company intends to commence construction in the second quarter of 1998 to expand the existing Beach Cable System into adjacent Panama City. The Company's cable franchises in Augusta, Georgia and Panama City, Florida were awarded in January 1998 and March 1998, respectively. The Company's application for a cable franchise in Columbia County, Georgia was approved in March 1998. The Company has applied for cable franchises in Charleston and North Charleston, South Carolina and intends to apply for additional franchises in other cities. Consummation of this expansion plan is subject to a number of significant contingencies. See "--Risk Factors."

         The table below shows cable data for Panama City, Florida, Charleston, South Carolina and Augusta, Georgia.

                                                CABLE                CURRENT
                              CABLE         PENETRATION               CABLE                  CHANNELS
 SERVICE AREA             HOUSEHOLDS(1)       LEVEL(1)              PROVIDERS                OFFERED
 ------------             -------------       --------              ---------                -------
 Panama City, FL(2)            79,130           68%       Comcast Cable Communications          62
 Charleston, SC               139,840           65%       Comcast Cable Communications          60
 Augusta, GA                  137,780           61%          Charter Communications             60
                                                                Jones Intercable                60

---------------
(1) Represents cable households in Designated Market Areas as determined by A.C. Nielsen Co. Source: TV and Cable Factbook , 1998 Edition.

(2) Does not include Panama City Beach. Jones Spacelink is a cable provider in Panama City Beach with 36 channels offered.

NETWORK CONSTRUCTION AND OPERATIONS

         NETWORK CONSTRUCTION. KNOLOGY uses contractors for the construction of its Interactive Broadband Networks. The Company serves as the manager of the construction process, directing and supervising the various construction crews. The Company has 30 employees dedicated to monitoring and facilitating the construction of the Company's networks, including a Vice President of Network Construction and Maintenance who was hired in May 1997. The Company's approach to construction also reflects its commitment to customer service, as the Company notifies potential customers before commencing underground construction and restores any damaged property.

         The Company plans to build its networks in new service areas, including Panama City Beach/Panama City, Charleston and Augusta, over three year periods, based on the actual miles of network built during 1997 in Montgomery and Columbus. During 1996 the Company experienced significant difficulty in meeting its construction schedules, primarily as a result of delays in installation of the aerial portions of the cable construction in Montgomery, and to a lesser extent, Columbus. The principal difficulty resulting in such delays arose from pole change-outs and "make-ready" time and expense requirements. Construction moratoriums imposed by the telephone and power companies for about six weeks during the Olympics caused additional delays, particularly in Columbus. In addition, on three occasions the Mayor of Montgomery requested that the Company temporarily cease underground construction following complaints. Although the Company believed that it was performing such construction in an acceptable manner, the Company voluntarily complied with the Mayor's requests and reallocated its crews to other locations. The Company believes that during 1997 and the first quarter of 1998, it has improved its relationships with the divisions of the telephone and power companies extending make-ready work completions, has substantially improved the quality of its contractors and has developed methods of working directly with customers to improve installation. There can be no assurance that the Company will not experience construction-related difficulties in the future. See "--Risk Factors--Network Construction Uncertainties."

         NETWORK OPERATIONS AND MAINTENANCE. Technicians located in each of the Company's service areas schedule and perform installations and repairs and monitor the performance of the Interactive Broadband Networks. KNOLOGY's Interactive Broadband Networks utilize a 750 MHz signal (designed to allow for upgrade to 1,000 MHz) and are protected by redundant paths for communications segments, including a SONET ring connecting hubs for restoration and security purposes. By comparison, most traditional cable television systems utilize 450 MHz to 550 MHz signals and do not have significant redundancy protection. KNOLOGY operates a network operations center in West Point, Georgia, and monitors its networks 24 hours a day, seven days a week and strives to resolve problems prior to the customer being aware of any service interruptions. The network operations center monitors network activity, receiving real-time information regarding network performance, power supply status, and telephony customer premise equipment activation. The Company's technicians perform maintenance and repair of the network on an ongoing basis. The Company plans to maintain the quality of its networks to avoid service interruptions and extend the networks' operational life.

         FRANCHISES. Cable television systems generally are constructed and operated under the authority of nonexclusive permits or "franchises" granted by local and/or state governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement and completion of system construction, customer service standards, minimum number of channels and the provision of free service to schools and certain other public institutions. The Company believes that the conditions in its franchises in Montgomery, Columbus, Augusta and Panama City Beach/Panama City are fairly typical. Franchises generally provide for the payment of fees to the issuing authority ranging from 3% to 5% of revenues from cable television service. The franchise fees in Montgomery and Columbus each equal 5% of gross revenues and the franchise fees for Panama City Beach and Augusta equal 3% of gross revenues; the Company is presently working with each of such municipalities on defining the services that are to be included in gross revenue. Franchises must be renewed periodically. The Columbus franchise must be renewed in May 1998, and the Company expects such franchise to be renewed by the relevant governmental agency. Under the terms of its franchise agreement with the City of Montgomery, the Company must extend its broadband network to cover the entire city by August 1999, and must meet progress requirements of approximately 200 miles of cable per year until completion. The Company expects to comply with this requirement. The franchises require the consent of the franchising authority prior to a transfer of the franchise or a transfer or change in ownership or operating control of the franchisee. See "--Legislation and Regulation."

         INTERCONNECTION. The Company relies on local telephone companies and other companies to provide communications capacity for the Company's local and long distance telephone service. The Company obtains access to BellSouth's telephone network under a nine-state interconnection agreement. The terms of such interconnection agreement have been approved by the Georgia, Alabama, Florida and South Carolina state public utility commissions. Approvals of other state public utility commissions will be required in connection with the Company's provision of telephone service in other states. In addition, the 1996 Telecom Act established certain requirements and standards for interconnection arrangements, and the Company's interconnection agreement with BellSouth is based in part on such requirements. However, these requirements and standards are still being developed and implemented by the FCC in conjunction with the states through a process of negotiation and arbitration. To the extent that the standards as implemented are unfavorable to the Company, the Company's interconnection arrangement with BellSouth could be adversely affected. One area in which standards could be unfavorable to the Company is permitted charges for access to and use of BellSouth facilities. The Company's ability to offer telephony services at competitive rates depends upon maintaining interconnection and access on competitive terms. The 1996 Telecom Act creates incentives for local exchange carriers to permit access to their facilities by denying such carriers the ability to provide long distance services until they have taken the required steps to open the local market to competition. BellSouth is not yet permitted to offer long distance services. There can be no assurance that BellSouth or other local exchange carriers will not be less accommodating to the Company once they are permitted to offer long distance service. The interconnection agreement expires in April 1999 and there can be no assurance that it will be renewed on favorable terms, or at all. See "--Risk Factors--Dependence on Interconnections" and "--Legislation and Regulation--Federal Regulation of Telecommunications Services."

         ARRANGEMENTS WITH ACSI. The Company has arrangements with a subsidiary of American Communication Services, Inc. ("ACSI") that have helped fund the cost of constructing portions of the Interactive Broadband Networks in Montgomery and Columbus. Under these arrangements, the Company has installed additional fiber optic cable for ACSI next to the Company's new fiber optic cable. ACSI pays an ongoing royalty fee, one-half of certain costs incurred in connection with restoration service following outages and of variable and recurring costs relating to the ACSI portion of the network, and an annual maintenance fee based on the pro-rated costs of constructing the network. ACSI is expected to use its fiber for competitive access services for businesses, which would connect customers directly to the POPs of long distance telephone companies. The Company has agreed that, to the extent the Company provides long distance service to certain customers, dedicated access from its POP to any interexchange carriers other than ITC/\DeltaCom must be carried on ACSI's fiber, subject to certain most favored customer terms and conditions. The Company presently does not intend to use interexchange carriers other than ITC/\DeltaCom, and therefore does not expect the requirement to use ACSI fiber to have a significant impact on the Company. However, there can be no assurance that the Company will not seek to use other carriers in the future.

SALES AND MARKETING

         MARKETING STRATEGY. The Company believes that it is or will be the first provider of a bundled video, voice and data Broadband Services package in Montgomery, Columbus and Panama City Beach/Panama City and intends to be first to market a bundled video, voice and data Broadband Services package in each of the cities in which it proposes to construct and operate Interactive Broadband Networks. KNOLOGY seeks to capitalize on its position as a new communications company that brings competition and choice to cities where it provides service. The Company's marketing strategy since commencing construction of its Interactive Broadband Networks has been to focus on attracting new cable television subscribers in areas to which its network has expanded. The Company plans to dedicate additional marketing resources to pursuing new customers in areas already served by the network to increase its penetration rate once its networks are fully constructed. In particular, the Company expects to focus its marketing efforts on multiple dwelling units, many of which are subject to exclusivity arrangements with other cable providers that have not yet expired or which involve more complex arrangements with the property owner.

         The Company plans to use the availability of its bundle of Broadband Services to pursue potential customers in existing service areas who did not purchase the Company's cable television service. Marketing of telephone service and high-speed Internet access service commenced in July 1997 in Montgomery. In Columbus, high-speed Internet access service was introduced in September 1997 and telephone service was introduced in the fourth quarter of 1997. While the Company expects its subscribers for cable television (which are primarily residential) to serve as the Company's initial customer base for its telephone and Internet services, the Company also targets small- and medium-sized businesses using a bundled offering emphasizing telephone and Internet access services. As of February 28, 1998, the Company provided a bundle of at least two services to approximately 700 subscribers in Montgomery and to approximately 180 subscribers in Columbus. In marketing its bundle of services, the Company offers savings on one or more of such services. The Company believes that cost savings on a bundle of services and the advantages of one-stop shopping (including a single point of purchase and one relationship to manage all services included in the bundle) will be attractive to new customers, particularly since most of its prospective customers presently buy services from multiple sources.

         CABLE TELEVISION SALES AND MARKETING. To attract cable television subscribers in newly served areas, the Company mounts extensive marketing campaigns in such areas prior to initiation of service by means of door-to-door solicitations and flyers ("door hangers"), with direct mail and telemarketing to follow up on the door-to-door solicitation. The Company has a sales staff in each of its markets, including a sales manager, approximately 10-12 sales representatives and 14-16 customer service representatives in each market. The Company also uses its own installation and repair crews and those of outside contractors to get the new service installed quickly. The Company's goal in newly served areas is to achieve a 30% to 35% penetration rate within 60 to 90 days after commencing service. The Company's sales representatives receive commissions based on the value created by each sale, and accordingly are encouraged to focus on sales of premium services and enhanced basic service.

         The Company also uses these solicitation efforts to market its cable services in its existing areas to obtain customers who previously have not received any cable service or to switch to the Company's service from that of the competing franchise holder. The Company also provides technical and engineering support and training of sales and service representatives from its headquarters in West Point, Georgia.

         TELEPHONE AND INTERNET SALES AND MARKETING. The Company's initial marketing of its telephone and Internet Broadband Services has focused on subscribers for the Company's cable television services through direct mail, including placing promotional inserts in its billing materials, door-to-door solicitations, door hangers and telemarketing. Customers of the Company's cable television services are offered discounted rates for telephone service and high-speed Internet services. The Company emphasizes a bundle of Broadband Services that includes savings on one or more services as additional services are added. The Company is exploring having ISPs and other third parties serve as customer-resellers or distributors for the Company. The Company has sales managers for telephone and Internet services, and sales representatives focusing on Broadband Services.

CUSTOMER SERVICE

         Customer service is an essential element of the Company's operations and marketing, and the Company believes the quality and responsiveness of its customer service differentiates it from its competitors. A significant number of the Company's employees are dedicated to customer service activities, including order taking, customer activations, billing inquiries and collections, service upgrades and provision of customer premises equipment, and administration of the Company's customer satisfaction program. Under its customer satisfaction program, the Company follows up with new customers regarding satisfaction with the service, and uses installation customer surveys, market research and focus groups to improve its service and marketing. In addition, the Company provides 24-hour customer service, operates customer phone centers in each of the Company's service areas, and operates a back-up customer phone center in West Point, Georgia. The Company's commitment to customer service is also reflected in its approach to construction, where the Company notifies potential customers before commencing underground construction and restores any damaged property. The Company monitors its networks 24 hours a day, seven days a week and strives to resolve problems prior to the customer being aware of any service interruptions.

COMPETITION

TELEVISION

         Cable television competes for customers in local markets with other distributors of video programming and other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, satellite and wireless video distribution systems and directly competitive cable television operations, newspapers, magazines and other printed sources of information and entertainment. The enactment of the 1996 Telecom Act may initiate more competition with cable television, because it allows local exchange carriers to provide video services in their local service areas, in direct competition with local cable companies.

         OTHER CABLE SYSTEMS. There are directly competitive cable television operations in each of Montgomery, Columbus, Augusta and Panama City Beach, and are expected to be competitive cable television providers in the cities in which the Company would construct Interactive Broadband Networks. In addition, Federal law prohibits cities from granting exclusive cable franchises and from unreasonably refusing to grant additional, competitive franchises, so additional cable television competitors could obtain franchises in the future. An increasing number of cities are exploring the feasibility of owning their own cable systems in a manner similar to city-provided utility services.

         Montgomery. The Company's direct competitor for cable television subscribers in Montgomery is Tele-Communications, Inc. ("TCI"), which is the largest provider of cable television services in the United States. TCI operates a network consisting of approximately 1,000 miles of 450 MHz coaxial cable with a fiber optic "backbone," passing approximately 70,000 homes. At present, TCI is competing aggressively on price to maintain or increase its market share.

         Columbus. The holders of the franchises serving the Columbus, Georgia market are (1) TCI, which operates a network that passes approximately 42,000 homes, and (2) Charter Communications ("Charter"), a large, multiple systems operator based in St. Louis, Missouri, which operates a network that passes approximately 28,000 homes. Under the terms of the relevant franchises, both other companies may overbuild to compete with the other providers (including the Company) throughout the entire city. At present, TCI and Charter are competing aggressively on price to maintain or increase their market shares.

         Panama City Beach. The Company's direct competitor in Panama City Beach is Jones Intercable ("Jones"), which operates a network that passes approximately 11,200 homes. The Company believes that Jones' facility is not interactive and presently does not have the capability to provide telephone or other Broadband Services. Jones is currently competing aggressively on price to maintain or increase its market share.

         OTHER TELEVISION PROVIDERS. There are alternative methods of distributing the same or similar video programming offered by cable television systems, although cable television systems currently account for a substantial percentage of total subscribership to multichannel video programming distributors ("MVPDs"). Further, these technologies have been encouraged by Congress and the FCC to offer services in direct competition with existing cable systems. In addition to broadcast television stations, the Company competes in a variety of areas with other multichannel programming service providers on a direct over-the-air basis. Multichannel programming services are distributed by communications satellites directly to HSDs serving residences, private businesses and various nonprofit organizations. Cable programmers have developed marketing efforts directed to HSD owners.

         A more significant competitive impact is expected from medium power and higher power communications DBS satellites that transmit signals that can be received by dish antennas much smaller in size. DirecTV, a subsidiary of GM Hughes Electronics, and United States Satellite

Broadcasting Company, a subsidiary of Hubbard Broadcasting, began offering multichannel programming services in 1994 via high-power communications satellites that require a dish antenna of only approximately 18 inches. Other DBS providers include PrimeStar and EchoStar. Although DBS providers presently serve a relatively small percentage of pay television subscribers at this time, their share has been growing steadily. Competition from both medium and high power DBS services could become substantial as developments in technology continue to increase satellite transmitter power and decrease the cost and size of equipment needed to receive these transmissions; however, the Company believes that equipment and programming costs presently are limiting DBS's market share in cabled areas.

         DBS has advantages and disadvantages as an alternative means of distributing video signals to the home. Among the advantages are that the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of subscribers receiving satellite transmissions; that DBS is not currently subject to local regulation of service or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to and limited by the number of service subscribers. DBS's disadvantages presently include limited ability to tailor the programming package to the interests of different geographic markets, such as providing local news, other local origination services and local broadcast stations; signal reception being subject to line of sight angles; and intermittent interference from atmospheric conditions and terrestrially generated radio frequency noise. The long term effect of competition from these services cannot be predicted; however, the Company nonetheless believes that such competition could be substantial in the near future.

         Multichannel multipoint distribution systems ("MMDS") represent another type of video distribution service. MMDS systems deliver programming services over microwave channels received by subscribers with a special antenna. MMDS systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. Although there are relatively few MMDS systems in the United States that are currently in operation or under construction, many markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of these "wireless cable systems" as alternative means of distributing video programming, including reallocating the use of certain frequencies to these services and expanding the permissible use of certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels, and thus compete more effectively with cable television. Developments in compression technology have significantly increased the number of channels that can be made available from other over-the-air technologies. Subscribership to MMDS services is projected to continue to increase over the next several years.

         The Company also competes with master antenna television ("MATV") systems and satellite master antenna television ("SMATV") systems, which provide multichannel program services directly to hotel, motel, apartment, condominium and similar multiunit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities. The 1996 Telecom Act changes the definition of a "cable system" to include only systems that cross public rights-of-way. Therefore, SMATV systems that serve buildings that are not commonly owned or managed, but which do not cross public rights-of-way, are no longer considered cable systems and no longer require a franchise to operate.

         Prior to enactment of the 1996 Telecom Act, LECs were prohibited from offering video programming directly to subscribers in their telephone service areas (except in limited circumstances in rural areas). The 1996 Telecom Act eliminated restrictions on LECs and the Company may face increased competition from local telephone companies which, in most cases, have greater financial resources than the Company. Several major LECs, including BellSouth, have announced plans to acquire cable television systems or provide video services to the home through fiber optic or wireless technology.

         The 1996 Telecom Act provides LECs with four options for providing video programming directly to customers in their local exchange areas. Telephone companies may provide video programming by radio-based systems, common carrier systems, "open video" systems, or "cable systems." LECs that elect to provide service via "open video" systems must allow others to use up to two-thirds of their activated channel capacity. They will be relieved of regulation as "common carriers," and are not required to obtain local franchises, but are still subject to many other regulations applicable to cable systems. LECs operating as "cable systems" are subject to all rules governing cable systems, including franchising requirements. It is unclear which model LECs will ultimately choose, but the video distribution services developed by local telephone companies are likely to represent a direct competitive threat to the Company.

         The ability of local telephone companies to compete with the Company by acquiring an existing cable system however, is limited. The 1996 Telecom Act prohibits a LEC or its affiliate from acquiring more than a 10% financial or management interest in any cable operator providing cable service in its telephone service area. It further prohibits a cable operator or its affiliate from acquiring more than a 10% financial or management interest in any LEC providing telephone exchange service in its franchise area. A LEC and cable operator that have a telephone service area and cable franchise area in the same market may not enter into a joint venture to provide telecommunications services or video programming. There are exceptions to these limitations for rural facilities, very small cable systems, and small LECs in non-urban areas, and such restrictions do not apply to LECs that were not providing local exchange service prior to January 1, 1993.

TELEPHONE

         The Company is likely to face intense competition in providing local and long distance telephone and other broadband telecommunications services. The 1996 Telecom Act is expected to have a substantial impact on the degree of competition because it permits providers to enter markets that were previously closed to them. Specifically, the 1996 Telecom Act pre-empts state policies that have historically protected LECs from significant competition in local service markets. In addition, the 1996 Telecom Act supersedes the antitrust consent decree that prohibited the RBOCs from providing long distance services, and establishes the terms and conditions under which RBOC entry into the long distance market will be permitted. The overall effect of these provisions is to blur the distinctions that previously existed between local and long distance services.

         One major impact of the 1996 Telecom Act may be a trend toward the use and acceptance of bundled service packages, consisting of local and long distance telephony, combined with other elements such as cable television and wireless telecommunications service. As a result, the Company will be competing with the incumbent LEC, BellSouth, with traditional providers of long distance services such as AT&T Corp. ("AT&T"), MCI Communications Corporation ("MCI"), Sprint Corporation ("Sprint") and WorldCom, and with competitive local service providers, and may face competition from other providers of cable television service, such as TCI. The Company also may compete with ACSI or a successor to ACSI's facilities in Montgomery or Columbus. The Company's ability to compete successfully will depend on the attributes of the overall bundle of services the Company is able to offer, including price, features, and customer service. Presently, the RBOCs' networks are the only route to the vast majority of customers.

         Wireless telephone service (cellular and PCS) now is generally viewed by consumers as a supplement to, not a replacement for, wireline telephone service. In particular, wireless service is more expensive than wireline local service and is generally priced on a usage-sensitive basis. In addition, the transmission quality of wireless service is not comparable to wireline service. However, it is possible that in the future the rate and quality differential between wireless and wireline service will decrease, leading to more direct competition between providers of these two types of services. In that event, the Company's telecommunications operations may also face competition from wireless operators.

INTERNET SERVICES

         Internet service is provided by Internet service providers ("ISPs"), which provide both Internet access and on-line services, providers of satellite-based Internet services, long distance carriers that offer Internet access services, and other cable television companies offering Internet access services. The Company principally provides Internet access service. At present, the Company is bundling its high-speed Internet service with MindSpring's on-line "content" service, as well as offering high-speed capacity to all other ISPs for their customer bases.

         A large number of companies provide businesses and individuals with direct access to the Internet and a variety of supporting services. In addition, many companies (such as America Online, CompuServe, MSN, Prodigy and WebTV) offer "online" services consisting of access to closed, proprietary information networks with services similar to those available on the Internet, in addition to direct access to the Internet. Such companies generally offer Internet services over telephone lines using computer modems. The Company believes that this form of transmission works well for smaller amounts of data, but telephone lines generally are not capable of handling large volumes of information, multimedia applications or high-speed data transmissions, resulting in lengthy delays. Also, ISPs have limited numbers of ports available for customers to dial in to the Internet, and their customers may experience difficulties obtaining access to the Internet or be disconnected if activity is too limited. A few ISPs also offer high-speed ISDN connections to the Internet; however, the Company believes that broadband transmission is the most efficient means of transmitting large volumes of data and information on a high-speed basis to and from the Internet.

         A few satellite companies provide broadband access to the Internet from desktop PCs using a small dish antenna and receiver kit comparable to that used for satellite television reception. DirecPC, principally owned and operated by Hughes, is one of the largest providers of satellite-based Internet services in the United States.

         Long distance companies are aggressively entering the Internet access markets. Long distance carriers have substantial transmission capabilities that traditionally carry data to millions of customers and have an established billing system infrastructure that permits them easily to add new services. For example, AT&T began providing Internet access in the United States through a new service called WorldNet, offering its long distance customers Internet access including unlimited usage at a fixed monthly rate or on a per hour fee basis. MCI is offering internetMCI in competition with AT&T's WorldNet service. The Company expects competition for the end-consumer from such companies to be vigorous due to such competitors' greater resources, operating history and name recognition.

         Other cable television companies can enter the Internet services market. Traditional cable networks provide only one-way transmission and must be upgraded (and often reconfigured) to permit two-way data transmission, which would require significant investments on the part of service providers. Broadband technology must be incorporated to enable digital data to be transmitted over a separate channel. The Company is not aware of any cable television competitors in its existing service areas providing Internet access service using cable modems. However, owners of newer or upgraded cable television networks have the ability to provide Internet services using cable modems. The Company believes that some of the existing cable television providers (such as Time Warner and Continental Cable) are beginning to provide such services in certain of their major markets or clusters, including certain major metropolitan areas in the southeast. @Home, a joint venture among TCI and several other large cable companies, is offering high-speed Internet service using cable modems in areas where its affiliates have hybrid fiber-coaxial networks. The Company believes that high-speed Internet services ultimately will be offered by other cable providers and companies such as @Home in most of the Company's present and future service areas.

LEGISLATION AND REGULATION

         The cable television industry currently is regulated by the FCC, some state governments and most local governments. Telecommunications services are regulated by the FCC and state public utility commissions. In addition, legislative and regulatory proposals under consideration by Congress and federal agencies may materially affect the cable television and telecommunications industries. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television and telecommunications industries and a description of certain state and local laws.

CABLE COMMUNICATIONS POLICY ACT OF 1984

         The Cable Communications Policy Act of 1984 (the "1984 Cable Act"), which amended the Communications Act, established comprehensive national standards and guidelines for the regulation of cable television systems and identified the boundaries of permissible federal, state and local government regulation. The FCC was charged with responsibility for adopting rules to implement the 1984 Cable Act. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. The 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories.

CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992

         In October 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which permitted a greater degree of regulation of the cable industry with respect to, among other things: (i) cable system rates for both basic and certain cable programming services; (ii) program access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) customer service requirements; (vii) television broadcast signal carriage and retransmission consent; (viii) technical standards; and (ix) cable equipment compatibility. Additionally, the legislation encouraged competition with existing cable television systems by allowing municipalities to own and operate their own cable television systems without a franchise, preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area, and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems (except that SMATV systems may be co-owned by the local cable operator if the SMATV system is operated pursuant to the terms of the franchise agreement). The 1992 Cable Act also precluded video programmers affiliated with cable television companies from favoring cable operators over competitors and required such programmers to sell their programming to other multichannel video distributors. The legislation required the FCC to initiate a number of rulemaking proceedings to implement various provisions of the statute, the majority of which have been completed. Various cable operators challenged the constitutionality of several sections of the 1992 Cable Act, although the courts have disposed of most of these challenges.

         On June 28, 1996, the Supreme Court upheld cable operators' ability to enforce prospective written policies against carrying programming that depicts sexual or excretory activities on commercial leased access channels. The Court also ruled that cable operators may not be required to block, scramble and segregate indecent commercial leased access programming, finding that this statutory provision violated cable operators' First Amendment rights. The Court also struck down on First Amendment grounds the statutory provision that enabled cable operators to prohibit obscene material, sexually explicit conduct or material soliciting unlawful acts on Public, Educational and Government ("PEG") channels.

TELECOMMUNICATIONS ACT OF 1996

         On February 8, 1996, the 1996 Telecom Act was enacted. The 1996 Telecom Act and the FCC rules implementing the 1996 Telecom Act radically altered the regulatory structure of telecommunications markets by mandating that states permit competition for local exchange services. The 1996 Telecom Act also requires incumbent local exchange carriers ("ILECs") to provide competitors with access to ILEC facilities on an unbundled basis and to provide competitors with telecommunications services for resale at wholesale rates. Another significant feature of the 1996 Telecom Act is the replacement of the consent decree prohibiting the RBOCs from providing long distance service, with a statutory procedure for the RBOCs to apply to the FCC for authority to provide long distance services. This provision of the 1996 Telecom Act recently was struck down as unconstitutional by a federal district court in Texas. That decision has been appealed by the FCC and other parties and a stay has been granted pending conclusion of the appeal.

         The 1996 Telecom Act also included significant changes in the regulation of cable operators. Specifically, the 1996 Telecom Act reverses much of the cable rate regulation established by the 1992 Cable Act over a three-year period. The rates for cable programming service ("CPS" or "non-basic") tiers offered by small cable operators in small cable systems are deregulated immediately. The FCC's authority to regulate the CPS tier rates of all other cable operators will expire on March 31, 1999. The legislation also
(i) repeals the anti-trafficking provisions of the 1992 Cable Act; (ii) limits the rights of franchising authorities to require certain technology and prohibit or condition the provision of telecommunications services by the cable operator; (iii) requires cable operators to fully block or scramble both the audio and video on sexually-explicit or indecent programming on channels primarily dedicated to sexually-oriented programming; (iv) allows cable operators to refuse to carry access programs containing "obscenity, indecency or nudity"; (v) adjusts the pole attachment laws; and (vi) allows cable operators to enter telecommunications markets which historically have been closed to them, while also allowing some telecommunications providers to begin providing competitive cable service in their local service areas.

FEDERAL REGULATION OF CABLE SERVICES

         The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations covering many aspects of cable television operations, and is required to adopt additional regulations or repeal or modify existing regulations to implement the 1996 Telecom Act. The FCC may enforce its regulations through the imposition of fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain federal regulations follows.

         RATE REGULATION. Prior to implementation of the 1992 Cable Act, most cable systems were largely free to adjust cable service rates without governmental approval. The 1992 Cable Act authorized rate regulation for certain cable communications services and equipment in communities where the cable operator is not subject to "effective competition." The 1992 Cable Act requires the FCC to resolve complaints about rates for non-basic cable programming services and to reduce any such rates found to be unreasonable. It also limits the ability of many cable systems to raise rates for basic and certain non-basic cable programming services (collectively, the "Regulated Services"). Cable services offered on a per channel or on a per program basis are not subject to rate regulation by either franchising authorities or the FCC. Notwithstanding the above, the 1996 Telecom Act immediately deregulates the CPS rates of "small cable operators" and will deregulate the CPS rates of all other cable operators by March 31,1999.

         The 1992 Cable Act requires communities to certify with the FCC before regulating basic cable rates. Upon certification, the local community obtains the right to evaluate the reasonableness of basic rates under standards established by the FCC. Certified franchising authorities are also empowered to regulate rates charged for additional outlets and for the installation, lease, and sale of equipment used by customers to receive the basic service tier, such as converter boxes and remote control units. These equipment rates must be based on actual cost plus a reasonable profit, as defined by the FCC. Cable operators may be required to refund overcharges with interest. The 1992 Cable Act permits communities to certify at any time, so it is possible that the Company's franchising authorities may choose in the future to certify to regulate the Company's basic rates. After the 1996 Telecom Act, FCC review of CPS rates is triggered by franchising authority complaints filed with the FCC within 180 days of a rate increase. A franchising authority may not file a complaint until it has received multiple subscriber complaints with respect to a rate increase.

         The FCC's rate regulations do not apply where a cable operator demonstrates that it is subject to "effective competition." Under the 1992 Cable Act, a system is subject to effective competition where (i) fewer than 30% of the households in the franchise area subscribe to the cable service of a cable system; (ii) the franchise area is served by at least two unaffiliated MVPDs each of which offers comparable video programming to at least 50% of the households in the franchise area and the number of households subscribing to programming services offered by MVPDs other than the largest MVPD exceeds 15% of the households in the franchise area; or (iii) a MVPD operated by the franchising authority offers video programming to at least 50% of the households in the franchise area. The 1996 Telecom Act also provides that effective competition exists if a local exchange carrier or its affiliate provides video programming in the franchise area. The Company believes that it is subject to effective competition in the areas that it currently serves.

         In implementing the 1992 Cable Act, the FCC adopted a benchmark methodology as the principal method of regulating rates for Regulated Services. Cable operators with rates above the level established by the FCC's benchmark methodology may attempt to justify such rates using a cost-of-service methodology. The FCC has instituted rate relief for small cable operators. Cable operators with fewer than 400,000 subscribers are eligible to file a streamlined cost-of-service analysis to justify their per-channel rates in those systems serving 15,000 or fewer subscribers. Per-channel rates that fall below a prescribed benchmark are presumed reasonable.

         The 1992 Cable Act also requires cable systems to permit customers to purchase video programming offered by the operator on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statute provides an exemption for cable systems that do not have the technological capability to offer programming in the manner required. This exemption is available until a system obtains such capability, but not later than December 2002. Systems facing effective competition are not subject to the tier buy-through prohibition.

         The 1996 Telecom Act deregulates immediately CPS rates for small cable operators that have less than 50,000 subscribers in the franchise area. A "small operator" is an operator that, with its affiliates, serves less than 1% of all subscribers in the United States (defined by the FCC as 617,000 subscribers) and is not affiliated with entities with annual aggregate gross revenues of more than $250 million. Rates for basic service continue to be regulated, however, unless the cable system had a single regulated tier as of December 31, 1994. For all other cable systems, the FCC's rate regulation authority for CPS tiers expires March 31, 1999. Rates for basic tiers will continue to be subject to regulation.

         The 1996 Telecom Act allows cable operators to pass through franchise fees and regulatory fees to subscribers without any prior notice. Notices of other rate changes may be given by any reasonable written means, at the cable operator's "sole discretion." Bulk discounts for multi-dwelling units no longer must meet any uniform rate requirement.

         CARRIAGE OF BROADCAST TELEVISION SIGNALS. The 1992 Cable Act established signal carriage requirements. These requirements allow commercial television broadcast stations which are "local" to a cable system, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether to require the cable system to negotiate for "retransmission consent" to carry the station. The first must-carry/retransmission consent elections were made in June 1993. The second elections were made in October 1996. Stations are generally considered local to a cable system where the system is located in the station's 1992 Area of Dominant Influence ("ADI"), as determined by Arbitron. This method for determining whether a station is local to a cable system may change at the time of the October 1999 election because Arbitron no longer updates ADIs and the 1996 Telecom Act requires the FCC to use commercial publications which delineate markets based on viewing patterns. Cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WGN). All commercial stations entitled to must-carriage were to have been carried by June 1993, and any non-must-carry stations (other than superstations) for which retransmission consent had not been obtained could no longer be carried after October 5, 1993. The Company carries some stations pursuant to retransmission consents and pays fees for such consents or has agreed to carry additional services pursuant to retransmission consent agreements.

         Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of (i) a 50-mile radius of the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Non-commercial stations are not given the option to negotiate for retransmission consent. All non-commercial stations entitled to carriage were to have been carried by December 1992.

         NONDUPLICATION OF NETWORK PROGRAMMING. Cable television systems that have 1,000 or more subscribers must, upon the appropriate request of a local television station, delete or "black out" the simultaneous or nonsimultaneous network programming of a distant same-network station when the local station has contracted for such programming on an exclusive basis.

         DELETION OF SYNDICATED PROGRAMMING. Cable television systems that have 1,000 or more subscribers must, upon the appropriate request of a local television station, delete or "black out" the simultaneous or nonsimultaneous syndicated programming of a distant station when the local station has contracted for such programming on an exclusive basis.

         REGISTRATION PROCEDURES AND REPORTING REQUIREMENTS. Prior to commencing operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC. Cable operators that operate in certain frequency bands, including the Company, are required on an annual basis to file the results of their periodic cumulative leakage testing measurements. Operators that fail to make this filing or who exceed the FCC's allowable cumulative leakage index risk being prohibited from operating in those frequency bands in addition to other sanctions.

         TECHNICAL REQUIREMENTS. Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has applied its standards to all classes of channels which carry downstream National Television System Committee ("NTSC") video programming. The FCC also has adopted standards applicable to cable television systems using frequencies in the 108-137 MHz and 225-400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. The 1992 Cable Act requires the FCC to update periodically its technical standards. The 1996 Telecom Act requires that the FCC adopt minimal regulations to assure compatibility among televisions, VCRs and cable systems, leaving all features, functions, protocols and other product and service options for selection through open competition in the market. The 1996 Telecom Act also prohibits States or franchising authorities from prohibiting, conditioning or restricting a cable system's use of any type of subscriber equipment or transmission technology.

         FRANCHISE AUTHORITY. The 1984 Cable Act affirmed the right of franchising authorities (the cities, counties or political subdivisions in which a cable operator provides cable service) to award franchises within their jurisdictions and prohibited non-grandfathered cable systems from operating without a franchise in such jurisdictions. The Company holds cable franchises in all of the franchise areas in which it provides service. The 1992 Cable Act encouraged competition with existing cable systems by (i) allowing municipalities to operate their own cable systems without franchises; (ii) preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and (iii) prohibiting (with limited exceptions) the common ownership of cable systems and co-located MMDS or SMATV systems (a prohibition which is limited by the 1996 Telecom Act to cases in which the cable operator is not subject to effective competition).

         The 1996 Telecom Act exempts from cable franchise requirements those telecommunications services provided by a cable operator or its affiliate although municipalities retain authority to regulate the manner in which a cable operator uses the public rights-of-way to provide telecommunications services. Franchise authorities may not require a cable operator to provide telecommunications service or facilities, other than institutional networks, as a condition of franchise grant, renewal, or transfer. Similarly, franchise authorities may not impose any conditions on the provision of such service.

         FRANCHISE FEES. Although franchising authorities may impose franchise fees under the 1984 Cable Act, as modified by the 1996 Telecom Act, such payments cannot exceed 5% of a cable system's annual gross revenues derived from the operation of the cable system to provide cable services. Franchise fees apply only to revenues for cable services. Franchising authorities are permitted to charge a fee for any telecommunications providers' use of public rights-of-way "on a competitively neutral and nondiscriminatory basis."

         FRANCHISE RENEWAL. The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. These formal procedures are mandatory only if timely invoked by either the cable operator or the franchising authority. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Although the procedures provide substantial protection to incumbent franchisees, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements.

         The 1992 Cable Act made several changes to the process which may make it easier in some cases for a franchising authority to deny renewal. The cable operator's timely request to commence renewal proceedings must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. Within a four-month period beginning with the submission of the renewal proposal the franchising authority must grant or deny the renewal. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. Franchising authorities currently may deny renewal based on failure to substantially comply with the material terms of the franchise, even if the franchising authority has "effectively acquiesced" to such past violations. The franchising authority is estopped only if, after giving the cable operator notice and opportunity to cure, the authority fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

         CHANNEL SET-ASIDES. The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with 36 or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. The 1992 Cable Act requires leased access rates to be set according to an FCC-prescribed formula.

         OWNERSHIP. The 1996 Telecom Act eliminates the 1984 Act provisions prohibiting LECs from providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver. Under the 1996 Telecom Act, LECs may provide video programming by radio-based systems, common carrier systems, "open video" systems, or "cable systems." LECs that elect to provide "open video" systems must allow others to use up to two-thirds of their activated channel capacity. These LECs are relieved of regulation as "common carriers," and are not required to obtain local franchises, but are still subject to many other regulations applicable to cable systems. LECs operating as "cable systems" are subject to all rules governing cable systems, including franchising requirements.

         The 1996 Telecom Act prohibits a LEC or its affiliate from acquiring more than a 10% financial or management interest in any cable operator providing cable service in its telephone service area. It also prohibits a cable operator or its affiliate from acquiring more than a 10% financial or management interest in any LEC providing telephone exchange service in its franchise area. A LEC and cable operator whose telephone service area and cable franchise area are in the same market may not enter into a joint venture to provide telecommunications services or video programming. There are exceptions to these limitations for rural facilities, very small cable systems, and small LECs in non-urban areas, and such restrictions do not apply to LECs that were not providing local exchange service prior to January 1, 1993.

         The FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted Grade B contour covers any portion of the community served by the cable system. The 1996 Telecom Act repeals this statutory restriction on broadcast-cable cross-ownership, but does not require the FCC to repeal its cross-ownership rule. Nevertheless, the FCC intends to review this rule. The 1996 Telecom Act also eliminates the FCC's restriction against the ownership or control of both a broadcast network and a cable system, but it authorizes the FCC to adopt regulations which will ensure carriage, channel positioning and nondiscriminatory treatment of non-affiliated broadcast stations by cable systems which are owned by a broadcast network.

         The 1992 Cable Act prohibits the common ownership, affiliation, control or interest in cable television systems and MMDS facilities or SMATV systems with overlapping service areas. However, a cable system may acquire a co-located SMATV system if it provides cable service to the SMATV system in accordance with the terms of its cable television franchise. The 1996 Telecom Act provides that these rules shall not apply where the cable operator is subject to effective competition.

         Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems a single cable operator may own. In general, no cable operator may hold an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests.

         POLE ATTACHMENTS. The 1996 Telecom Act requires utilities (all local exchange carriers and electric utilities, except those owned by municipalities and co-ops) to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and right-of-way. The right to mandatory access is beneficial to facilities-based providers such as KNOLOGY. The 1996 Telecom Act also establishes principles to govern the pricing of such access. Presently, the rates charged to cable and telecommunications providers are the same. Starting in 2001, telecommunications providers will be charged a higher rate than cable operators for pole attachments. Companies that provide both cable and telecommunications services over the same facilities, such as KNOLOGY, may be required to pay the higher telecommunications rate.

         INSIDE WIRING OF MULTIFAMILY DWELLING UNITS. The FCC recently adopted rules to promote competition among multichannel video program distributors ("MVPDs") in multifamily dwelling units ("MDUs"). The rules provide generally that, in cases where the MVPD owns the wiring inside an MDU, but has no right of access to the premises, the MDU owner may give the cable operator notice that it intends to permit another MVPD to provide service there. An MVPD then must elect whether to remove the inside wiring, sell the inside wiring to the MDU owner (at a price not to exceed the replacement cost of the wire, on a per-foot basis), or abandon the inside wiring.

         PRIVACY. The 1984 Cable Act imposes a number of restrictions on the manner in which cable system operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements are strengthened to require that cable operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

         FRANCHISE TRANSFER. The 1996 Telecom Act repeals most of the anti-trafficking restrictions imposed by the 1992 Cable Act, which prevented a cable operator from selling or transferring ownership of a cable system within 36 months of acquisition. However, a local franchise may still require prior approval of a transfer or sale. The 1992 Cable Act requires franchising authorities to act on a franchise transfer request within 120 days after receipt of all information required by FCC regulations and the franchising authority. Approval is deemed granted if the franchising authority fails to act within such period.

         COPYRIGHT. Cable television systems are subject to federal compulsory copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of the royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations. Adjustments in copyright royalty rates are made through an arbitration process supervised by the U.S. Copyright Office.

         Various bills have been introduced in Congress in the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable operators might need to negotiate rights from the copyright owners for each program carried on each broadcast station retransmitted by the cable system.

         Copyright music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and cable programming networks (such as USA Network) has generally been licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. ASCAP and BMI offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their subscribers.

         REGULATORY FEES AND OTHER MATTERS. The FCC requires payment of annual "regulatory fees" by the various industries it regulates, including the cable television industry. In 1996, cable television systems were required to pay regulatory fees of $0.55 per subscriber. In 1997, the fee was $0.54 per subscriber. Per-subscriber regulatory fees may be passed on to subscribers as "external cost" adjustments to rates for basic cable service. Fees are also assessed for other FCC licenses, including licenses for business radio, cable television relay systems ("CARS") and earth stations. These fees, however, may not be collected directly from subscribers as long as the FCC's rate regulations remain applicable to the cable system.

         In December 1994, the FCC adopted new cable television and broadcast technical standards to support a new Emergency Alert System. Cable system operators must install and activate equipment necessary to implement the new Emergency Broadcast System by December 31, 1998 or October 1, 2002, depending on the size of the system.

         FCC regulations also address the carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts; customer service standards; and limitations on advertising contained in nonbroadcast children's programming.

FEDERAL REGULATION OF TELECOMMUNICATIONS SERVICES

         Telecommunications services are subject to varying degrees of federal, state and local regulation. The FCC exercises jurisdiction over all facilities of and services offered by telecommunications carriers to the extent those facilities are used to provide, originate or terminate interstate or international communications.

         The 1996 Telecom Act has substantially revised communications regulation in the United States. The legislation is intended to allow providers to enter communications markets that have historically been closed to them as a result of legal restrictions and due to practical and economic considerations. At the same time, implementation of the 1996 Telecom Act and regulatory actions at the state level may leave incumbent providers in previously closed markets in a position to defend their markets aggressively. The Company is unable to predict the ultimate outcome of federal and state proceedings to implement the legislation.

         INTERCONNECTION. The 1996 Telecom Act establishes local exchange competition as a national policy by preempting laws that prohibit competition in the local exchange and by establishing uniform requirements and standards for local network interconnection, local network unbundling and service resale. The 1996 Telecom Act also requires incumbent local exchange carriers to enter into mutual compensation arrangements with new local telephone companies for transport and termination of local calls on each others' networks. The Act's interconnection, unbundling and resale standards have been developed in the first instance by the FCC and will be implemented by the states in numerous proceedings and through a process of negotiation and arbitration. In August 1996, the FCC adopted a wide-ranging decision regarding the statutory interconnection obligations of the LECs. Among other things, the order established pricing principles to use by the states in determining rates for unbundled local network elements and established a method for calculating discounts to reflect costs saved by the LECs in offering their retail services to other carriers on a wholesale basis. In July 1997, the United States Court of Appeals for the 8th Circuit struck down the pricing rules established by the FCC. The court ruled that the FCC did not have jurisdiction under the 1996 Telecom Act to establish pricing rules to be applied by the states. Consequently, the pricing of unbundled network elements and wholesale services is a matter solely within the jurisdiction of state commissions at the present time. The court generally upheld the

FCC's non-pricing requirements for unbundling of network elements and offering of wholesale services. In a subsequent decision in October 1997, the United States Court of Appeals for the 8th Circuit ruled that LECs were not obligated to provide pre-existing combinations of unbundled network elements. This decision may hamper the ability of carriers that do not own their own local facilities to provide competitive local services. Each of the July 1997 and the October 1997 decisions of the United States Court of Appeals for the 8th Circuit has been appealed to the United States Supreme Court, which will hear the case during its 1998-99 term.

         NUMBER PORTABILITY. Another new statutory provision requires that all carriers providing local exchange service give users the ability to retain, at the same location, existing telephone numbers without impairment of quality, reliability or convenience (i.e., "number portability"). Number portability will remove one barrier to entry faced by new competitors, which would otherwise face the difficult task of persuading customers to switch local service providers despite having to change telephone numbers. The FCC has adopted an order requiring the implementation of interim number portability and mandating that permanent number portability be available in the 100 largest metropolitan areas by December 31, 1998. However, an appeal challenging that decision is pending.

         UNIVERSAL SERVICE AND ACCESS CHARGE REFORM. The FCC has adopted rules implementing the universal service requirements of the 1996 Telecom Act. Pursuant to those rules, all telecommunications providers must contribute a small percentage of their telecom revenues to a newly established Universal Service Fund. There is, however, an exemption for providers whose contribution would be less than $10,000 in a particular year. Carriers providing service to customers in high-cost and rural areas, as well as to low-income customers, will be eligible to collect subsidies from the fund. The fund also will subsidize service provided to schools, libraries and rural health care providers at discounted rates. The FCC also completed a proceeding in which it revised the rules governing access charges imposed by LECs on interexchange carriers ("IXCs") distance carriers for use of the local network to complete long distance calls. The policies adopted in that proceeding are intended to move the LECs' charges for access services closer to cost. Portions of the FCC's universal service and access charge reform policies are subject to reconsideration by the FCC and/or judicial review.

         RBOC ENTRY INTO LONG DISTANCE. The 1996 Telecom Act also opens the way for RBOCs and their affiliates to provide long distance telecommunications services between a local access and transport area and points outside that area. Prior to the 1996 Telecom Act, RBOCs were generally prohibited from offering such "interLATA" services. Under the 1996 Telecom Act such services may be offered by a RBOC outside of its local exchange service states immediately. RBOCs may offer interLATA services from within such states (in-region) when the FCC determines either that the RBOC is providing access and interconnection to a competing exchange service provider under a state-approved agreement or that no such provider has requested such access and interconnection within ten months after enactment, and the state has approved the RBOC's general terms for providing such access and interconnection. In either case, the FCC also must conclude that the RBOC has satisfied a "competitive checklist" of interconnection and other requirements specified in the 1996 Telecom Act and that RBOC entry is in the public interest. In December 1997, a federal district court in Texas struck down these provisions as unconstitutional on their face. That decision has been appealed and a stay has been granted pending review. BellSouth filed applications during 1997 at the FCC for authority to offer interLATA services in South Carolina and Louisiana. In December 1997, the FCC rejected the South Carolina application. The Louisiana application was rejected in February 1998. Notwithstanding these decisions, BellSouth likely will file additional applications for other states in its territory, including states in which the Company provides interLATA services. Because of its existing base of local customers and its extensive telecommunications network, it is anticipated that BellSouth will be a significant competitor in the interLATA market after it obtains interLATA authority from the FCC.

         TARIFFS. Pursuant to its forbearance authority, the FCC recently determined that it will no longer require domestic nondominant interexchange carriers to file tariffs listing their rates, term and conditions. This decision has been stayed by the U.S. Court of Appeals for the District of Columbia Circuit. Nondominant providers of exchange access services provided to interexchange carriers no longer are required to file tariffs at the FCC. Tariffs detailing the rates, terms and conditions of service are still required for international services.

         ADDITIONAL REQUIREMENTS. The FCC imposes a number of additional obligations on all telecommunications carriers, including the obligation to:
(1) interconnect with other carriers and not to install equipment that cannot be connected with the facilities of other carriers; (2) ensure that their services are accessible and usable by persons with disabilities; (3) provide Telecommunications Relay Service ("TRS"), either directly or through arrangements with other carriers or service providers (TRS enables hearing impaired individuals to communicate by telephone with hearing individuals through an operator at a relay center); (4) comply with verification procedures in connection with changing the presubscribed interexchange carrier of a customer so as to prevent "slamming," a practice by which a customer's chosen long distance carrier is switched without the customer's knowledge; (5) protect the confidentiality of proprietary information obtained from other carriers, manufacturers and customers; (6) pay annual regulatory fees to the FCC; and (7) contribute to the Telecommunications Relay Services Fund.

         FORBEARANCE. The 1996 Telecom Act permits the FCC to scale back its regulation of common carriers. The Act permits the FCC to forbear from applying statutory provisions or regulations if the FCC determines that enforcement is not necessary to ensure that a carrier's terms are reasonable and nondiscriminatory, or to protect consumers, and that forbearance is in the public interest and, in particular, that it will promote competition. The FCC has exempted certain carriers from tariffing and reporting requirements pursuant to this provision of the 1996 Telecom Act. The FCC may take similar action in the future to reduce or eliminate other requirements. Such actions could free the Company from regulatory burdens, but might also increase the pricing flexibility of the Company's competitors.

STATE AND LOCAL REGULATION

         CABLE TELEVISION REGULATION

         MONTGOMERY, ALABAMA. The Company's subsidiary, KNOLOGY of Montgomery, Inc. holds a franchise with the City of Montgomery extending through March 6, 2005. The franchise requires the payment of a franchise fee of five percent (5%) of "annual gross subscriber revenues" and five percent (5%) of "annual net auxiliary services revenue derived from its operation of the franchised cable television system within the franchised area limits." The Company is required to file annual financial reports with the city and is subject to audit and assessment for a period of three years after payment.

         The original franchise agreement, dated March 6, 1990, required Montgomery Cablevision to complete two hundred (200) miles of service per time period for five time periods," with the first time period consisting of eighteen (18) months and each successive time period consisting of twelve (12) months. The Company was granted a three month grace period (after each of the aforementioned time periods) in which to cure any "defects or deficiencies." The franchise provided for a $250,000 penalty for each time period in which Montgomery Cablevision failed to complete the aforementioned construction objectives and also the potential cancellation of the franchise for non-compliance. On April 4, 1995, the City Council passed a resolution extending the Company's time period to meet such requirements until August 4, 1996 and the remaining requirements annually thereafter through August 4, 1999. In management's opinion, KNOLOGY of Montgomery is currently in compliance with this ordinance.

         At the end of 1996, the City of Montgomery adopted an ordinance which places heightened notice and public education requirements on cable companies seeking to install new facilities in residential areas and prescribed penalties for violation of the notice requirement. Under Alabama law, a county may require that a provider of cable services receive a franchise prior to using the public rights of ways, easements, etc. of the county outside the incorporated areas of a municipality. The Company does not serve any unincorporated areas in the State of Alabama. Should it extend cable services into such areas, the Company may be required to obtain a franchise and to pay certain franchise fees on its revenues derived from cable services provided therein.

         COLUMBUS, GEORGIA. The Company holds a franchise providing the right to operate a cable system within the corporate limits of Columbus, Georgia, through June 1, 1998. The Company is seeking the renewal of the franchise.
The franchise requires the Company to provide a minimum of 22 viewing channels, including all local television channels, as basic service. The franchise purports to limit rate increases for basic cable service to five percent (5%) per year and provides for thirty days advance notice to the City Clerk of a proposed rate increase or new charge. The Company is also required to indemnify the city of Columbus for any damages resulting from the construction or operation of its cable system. As part of the franchise, the Company agreed to install facilities to offer service to all residents of Columbus in any area with a population density of thirty-five (35) homes per mile or more in an area within one half mile of the "facilities headend" as of January 1, 1989. The Company also agreed to provide service within one and one half miles of its headend beginning January 1,1990, upon receipt of written request from potential subscribers, provided such potential subscribers pay the equitable share of the cost of line construction where density is less than thirty-five occupied dwelling units per mile. The Company is also obligated under the franchise to provide free connection and monthly basic service to all occupied governmental buildings that are within the Company's service area. The Company believes it is in compliance with all such franchise requirements. The Columbus franchise provides for payment of a franchise fee of five percent (5%) of the "gross revenues" of KNOLOGY of Columbus, Inc. exclusive of installation charges.

         The Company also holds a franchise with the town of Bibb City, Georgia (adjacent to the city of Columbus and part of the Columbus System), extending through October 5, 2000. The terms of the franchise, including the payment of a franchise fee, are substantially the same as the Columbus franchise, with the exception that there is no build out commitment. The Company believes it is in compliance with the terms of such franchise.


         AUGUSTA, GEORGIA. The Company holds a franchise for Augusta, Georgia, which includes all of Richmond County, Georgia. The franchise grants the Company the right to operate a cable television system and a telecommunications system within the city and county. The Company is required to pay a franchise fee equal to three percent (3%) of the revenues collected from subscribers for cable television services and three percent (3%) of the recurring revenues from subscribers for local telephone services. The term of the franchise is fifteen years and will be automatically extended for successive additional five-year periods unless one of the parties to the franchise gives nine months' written notice to the other of its intention not to extend the franchise. The Company has agreed that, within ten years of the date of the grant of the franchise, it will deploy its system in such a manner that it is capable of providing service to at least 85% of the residents of Augusta-Richmond County.

         Under Georgia law, a county may require that a provider of cable services receive a franchise prior to using the public rights of ways, easements, etc. outside the incorporated areas of a municipality. The Company does not serve any unincorporated areas in the state of Georgia. Should it extend cable services into such areas, the Company may be required to obtain a franchise and to pay certain franchise fees on its revenues derived from cable services provided in such areas.

         PANAMA CITY BEACH, FLORIDA AND PANAMA CITY, FLORIDA. KNOLOGY of Panama City, Inc. has a non-exclusive franchise to operate a cable television system in the city of Panama City

Beach, Florida, during a fifteen-year term (which began on July 23, 1992). Pursuant to the franchise agreement, KNOLOGY of Panama City, Inc. pays a monthly franchise fee of three percent (3%) of its gross revenues, and it is required to offer cable service throughout the entire city of Panama City Beach, Florida. Additionally, pursuant to the agreement, the franchisee must make available a channel for programs originated by the City of Panama City Beach, Florida.

         KNOLOGY of Panama City, Inc. also holds a non-exclusive license from Bay County, Florida to operate a cable television system in unincorporated areas of the county for a fifteen-year term (which began on January 19, 1993). The license does not require the Company to pay any franchise fees.

         The Company's application for a cable franchise in Panama City, Florida was awarded in March 1998.

         OTHER. KNOLOGY will need to obtain franchises in cities to which it plans to expand. The Communications Act provides that municipalities may not unreasonably refuse to award competitive franchises. The Company believes that it will be able to obtain franchises in its expansion cities on acceptable terms and within acceptable time frames, although there can be no assurance that this will occur.

         TELEPHONY REGULATION

         As discussed above, the 1996 Telecom Act contains provisions that prohibit states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, market entry by new providers of interstate or intrastate telecommunications services. The FCC is required to preempt any such state or local requirement to the extent necessary to enforce the 1996 Telecom Act's open market entry requirements. State and localities may, however, continue to regulate the provision of intrastate telecommunications services and require carriers to obtain certificates or licenses before providing service. Alabama, Georgia, Florida, and South Carolina have adopted a statutory and regulatory scheme that requires certification of communications providers, subject in some cases to certain restrictions on the scope of the services of competitive local exchange carriers, which are discussed below.

         ALABAMA. CLECs seeking to provide service in Alabama are required to obtain a certificate from the Alabama Public Service Commission ("APSC") and meet certain minimum reporting and service requirements, including the filing of informational tariffs. All telecommunications carriers in Alabama must comply with certain "anti-slamming" procedures in connection with changing a customer's telecommunications provider.

         The Company obtained such a certificate and began providing service in July 1997. It is possible that CLECs (such as the Company) will be required to contribute at some point in the future to an intrastate fund to support universal service objectives. The APSC has required BellSouth to provide interconnection and access to unbundled network elements to CLECs and to otherwise take certain steps necessary to allow for network interoperability and competitive entry. The APSC has certain ongoing proceedings which may affect the terms of the interconnection agreement between the Company and BellSouth, especially after the expiration of its existing interconnection agreement in April 1999. The APSC has recently approved the interconnection agreement.

         On October 8, 1996, the APSC granted all ILECs in Alabama other than BellSouth and GTE an interim modification and suspension of certain provisions of Section 251 of the 1996 Telecom Act. This modification and suspension is set to expire on September 20, 1998. It is possible that further modifications and suspensions of the 1996 Telecom Act's provisions will be granted to small ILECs, which would serve to impede entry by CLECs into many rural areas of the state.

         The APSC has conducted a proceeding to determine whether BellSouth has satisfied the "competitive checklist" and other prerequisites for obtaining authority to provide long distance services. The APSC concluded that it would be premature for BellSouth to file an application with the FCC. This decision is strictly advisory; the FCC will make the ultimate determination as to whether BellSouth can provide interLATA services in Alabama at the time BellSouth files an application at the FCC. Approval by the FCC of an application to provide long distance service would enable BellSouth to offer "one stop shopping" for telecommunications services within Alabama.

         The 1996 Telecom Act exempts from cable franchise requirements those telecommunications services provided by a cable operator or its affiliate. The Company's franchise with the city of Montgomery requires payment of a franchise fee of five percent (5%) of "annual gross subscriber revenues" and five percent (5%) of "annual net auxiliary services revenue derived from its operation of the franchised cable television system within the franchised area limits." The 1996 Telecom Act prohibits the application of cable franchise fees to revenues derived from the provision of telecommunications services; however, the city of Montgomery has recently imposed a five percent (5%) franchise fee on telecommunications services provided by another franchised competitive access provider and it is not known what position the city of Montgomery may take in regard to the imposition of such fees on telecommunication services that may be provided by the Company. In Montgomery, BellSouth does not pay franchise fees on telecommunications service. To the extent that the Company (notwithstanding the 1996 Telecom Act) is required to pay these fees and competitors do not pay the same level of fees as the Company, the Company could be placed at a competitive disadvantage. The ability of the city of Montgomery to impose a divergent fee structure on comparable services is limited by requirements in the 1996 Telecom Act that any fee imposed on telecommunications providers be "fair and reasonable," and "competitively neutral and nondiscriminatory."

         In addition to the above, the Company will be subject to ad valorem taxation in the state of Alabama as a utility and be required to collect and remit utility gross receipts taxes and other regulatory fees from its customers for its telecommunications services.

         GEORGIA. The Georgia Public Service Commission ("GPSC") has adopted interim filing requirements for CLECs seeking to apply for new certificates of authority. The Company obtained such a certificate in September 1997. Amendments to the certificate will be required in connection with the Company's provision of telephone service in additional cities in Georgia. The Company has also obtained certificates of authority from the GPSC to resell interexchange telecommunications services and to provide alternate operator services. CLECs will be required to contribute to a state universal access fund, along with all other telecommunications companies.

         Under the Georgia Competition Act, ILECs are also required to allow resale of their services and interconnection on reasonable terms to CLECs. The GPSC has initiated several rulemaking proceedings to implement the provisions of the Georgia Competition Act and the 1996 Telecom Act, including a proceeding to determine the rates which BellSouth may charge for unbundled network elements. The results of these proceedings will impact the terms of the interconnection agreement with BellSouth, which has been approved by the GPSC.

         The GPSC also has a pending proceeding to determine whether BellSouth has satisfied the competitive checklist and is otherwise qualified to begin providing long distance services. The GPSC's decision on this issue will be strictly advisory. The FCC will make the ultimate determination as to whether BellSouth is qualified to provide interLATA service in Georgia at the time BellSouth files an application with the FCC.

         The Company's franchises with the cities of Columbus and Bibb City, Georgia to provide cable television also require the payment of a franchise fee of five percent (5%) of annual gross subscriber revenues (exclusive of installation charges). The 1996 Telecom Act prohibits the application of such franchise fee to revenues derived from the provision of telecommunications services; however, it is not known what position the municipalities may take in regard to the imposition of such franchise fees. Under the 1996 Telecom Act, a local government may require telecommunications providers to pay reasonable compensation for the use of public rights-of-way, but such compensation must be "fair and reasonable" and be on a "competitively neutral and nondiscriminatory basis." To the extent that competitors do not pay the same level of fees as the Company, the Company could be placed at a competitive disadvantage.

         The Company will be subject to taxation in the State of Georgia as a utility for its telecommunications services.

         OTHER. The Company intends to provide telecommunications services in each city in which it constructs an Interactive Broadband Network. Before providing such services in a state the Company generally will be required to obtain certification from the applicable state public service commission, file a price list and otherwise comply with the state's regulatory requirements, including the payment of fees and taxes and making contributions to the state's universal service fund. The Company has obtained the necessary certification from the Florida Public Service Commission. The Company's application for such certification in South Carolina is pending. The Company will also need to obtain the approval of its interconnection agreement with BellSouth from the applicable state public service commission.

DESCRIPTION OF CERTAIN INDEBTEDNESS

         SENIOR DISCOUNT NOTES. The Company completed the offering of its Senior Discount Notes on October 22, 1997 and completed the Exchange Offer in which the Senior Discount Notes were exchanged for the Exchange Notes on March 24, 1998. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Interest will not accrue on the Notes prior to October 15, 2002. Thereafter, interest on the Notes will accrue at a rate of 11-7/8% per annum and will be payable semiannually on April 15 and October 15 of each year, commencing April 15, 2003.

         The Notes are unsubordinated indebtedness of the Company, ranking pari passu in right of payment with all other existing and future unsubordinated indebtedness of the Company, junior in right of payment to all secured indebtedness of the Company and senior in right of payment to all subordinated indebtedness of the Company.

         The Notes will mature on October 15, 2007. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 15, 2002, initially at 105.9375% of their principal amount at maturity, plus accrued interest, declining ratably to 100% of their principal amount at maturity, plus accrued interest, on and after October 15, 2004. In addition, at any time prior to October 15, 2000, the Company may redeem up to 35% of the aggregate principal amount at maturity of the Notes from the proceeds of one or more public equity offerings at 111.875% of their Accreted Value on the redemption date; provided that after any such redemption, at least $288.7 million principal amount at maturity of the Notes remains outstanding.

         The indenture pursuant to which the Notes were issued (the "Indenture") contains certain covenants that affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, redeem capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. If the Company fails to comply with these covenants, the Company's obligation to repay the Notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the Indenture restricts the Company's ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits the Company and its subsidiaries to incur an unlimited amount of indebtedness to finance the acquisition of equipment, inventory and network assets and to secure such indebtedness, and up to $50.0 million of additional secured indebtedness.

         Upon a "Change of Control" of the Company (as defined in the Indenture), the Company will be required to make an offer to purchase the Notes at a purchase price equal to 101% of the Accreted Value thereof, plus accrued interest.

         PROPOSED NEW CREDIT FACILITY. The Company has received a commitment letter (the "Commitment Letter") from First Union National Bank and First Union Capital Markets Corp. (collectively, "First Union") pursuant to which First Union has agreed, subject to the terms and conditions set forth in the Commitment Letter (including the negotiation of definitive loan documents and satisfactory completion by First Union of its due diligence review), to provide a five-year senior secured credit facility of up to $50.0 million (the "Proposed New Credit Facility") to KNOLOGY of Montgomery, KNOLOGY of Columbus, KNOLOGY of Panama City, Inc., KNOLOGY of Augusta, Inc., KNOLOGY of Charleston, Inc. and future subsidiaries of the Company (the "Borrowers"), which will be granted by the Company, to be used for working capital and other general corporate purposes, including capital expenditures and permitted acquisitions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         The following summary of the material provisions of the Commitment Letter does not purport to be complete and is subject to, and is qualified in its entirety by reference to, the Commitment Letter, a copy of which is filed as an exhibit hereto. Defined terms that are used but not defined in this section have the meanings given to such terms in the Commitment Letter.
Because the terms, conditions and covenants of the Proposed New Credit Facility are subject to the negotiation, execution and delivery of the definitive loan documents, certain of the actual terms, conditions and covenants thereof may differ from those described below.

         The Proposed New Credit Facility will mature on the fifth anniversary of its closing. Amounts drawn under the Proposed New Credit Facility will bear interest, at the Borrowers' option, at either the Alternate Base Rate or the LIBOR rate, plus an Applicable Margin. The Applicable Margin will be an annual rate which will fluctuate based on the Borrower's Total Leverage Ratio (as defined below) and which will be between 1.25% and .25% for Base Rate borrowings and between 2.25% and 1.25% for the LIBOR rate borrowings.

         The Commitment Letter contemplates that the Borrowers will be required to repay indebtedness outstanding under the Proposed New Credit Facility with the net cash proceeds from sales of assets, other than in the ordinary course of business, above a specified threshold and with 50% of the net cash proceeds from certain issuances of equity securities by the Company, excluding an initial public offering.

         The Commitment Letter contemplates that the Borrowers' obligations under the Proposed New Credit Facility will be secured by a first priority security interest in all tangible and intangible assets of the Borrowers and that the Company's obligations under its guarantee will be secured by a pledge of the stock of all wholly-owned subsidiaries of the Company, including the Borrowers, and a first priority security interest on all tangible and intangible assets of the Company.

         The Commitment Letter contemplates that the Proposed New Credit Facility will contain a number of negative covenants, including, among others, covenants limiting the ability of the Borrowers and their present and future subsidiaries to incur debt, create liens, pay dividends, make distributions or stock repurchases, make investments (including a limitation on investments by the Company in subsidiaries other than the Company's two existing subsidiaries and new subsidiaries that operate franchises in Panama City, Charleston and Augusta (collectively, the "Initial Borrowers") to an amount equal to the proceeds of the Proposed New Credit Facility, net proceeds of future debt and equity offerings plus approximately $75 million), engage in transactions with affiliates, sell assets and engage in mergers and acquisitions. In addition, the Commitment Letter contemplates that the Proposed New Credit Facility will contain affirmative covenants, including, among others, covenants requiring compliance with laws, maintenance of properties, books and records and insurance, payment of obligations and the delivery of financial and other information. The Commitment Letter contemplates that the Proposed New Credit Facility will require, as a condition to initial funding, that the Initial Borrowers have received from the Company and expended $100 million of the proceeds of the Offering and Equity Private Placement to expand network operations, to consummate permitted acquisitions or for working capital.

         The Commitment Letter contemplates that the Company will be required to comply with certain financial tests and to maintain certain financial ratios on a consolidated basis. The Company must maintain (i) a Total Leverage Ratio, as of the end of any fiscal quarter beginning with the fiscal quarter ending June 30, 2001, no greater than 7.0 to 1.0 with subsequent adjustments to be determined, (ii) a Senior Leverage Ratio, as of the end of any fiscal quarter, no greater than 5.0 to 1.0 initially, with subsequent adjustments to be determined, and (iii) a Consolidated Adjusted Cash Flow to Cash Interest Expense ratio, as of the end of each fiscal quarter, no less than 1.5 to 1.0 through June 30, 2001, with subsequent adjustments to be determined, and, as of the end of each fiscal quarter beginning with the fiscal quarter ending June 30, 2001, a Consolidated Cash Flow to Cash Interest Expense ratio no less than amounts to be determined. Total Leverage Ratio means, at any date, the ratio of Consolidated Total Funded Debt of the Company (on a consolidated basis) on such date, less cash equivalents in excess of $1.0 million immediately available to the Borrowers for repayment of the Proposed New Credit Facility, to Consolidated Cash Flow. Consolidated Total Funded Debt means the aggregate indebtedness of a person for borrowed money, obligations for deferred purchase prices, obligations under capital leases, debt of other persons secured by liens on assets of such person, guaranty obligations, obligations with respect to letters of credit, obligations to redeem, repurchase, exchange, defease or otherwise make payments in respect of capital stock and termination payments under hedging arrangements. Consolidated Cash Flow means, for any two consecutive fiscal quarters, the sum, multiplied by two, of consolidated net income (loss) of the Borrowers for such period, plus income and franchise taxes, interest expense, amortization, depreciation and other non-cash charges, in each case to the extent included in the determination of such income (loss), less interest income and extraordinary gains. Senior Leverage Ratio means, at the end of any fiscal quarter prior to June 30, 2001, the ratio of Consolidated Senior Funded Debt (Consolidated Total Funded Debt minus the Notes) to Consolidated Adjusted Cash Flow, or, at the end of any fiscal quarter after June 30, 2001, the ratio of Consolidated Senior Funded Debt to Consolidated Cash Flow. Consolidated Adjusted Cash Flow is calculated in the same manner as Consolidated Cash Flow, but only for Borrowers designated by the Company to be Designated Borrowers (based upon achieving certain minimum operating thresholds).

         The Commitment Letter contemplates that the Proposed New Credit Facility will include other customary events of default including, without limitation a change of control provision similar to that of the Notes. The occurrence of any such event of default could result, at the option of the lenders under the Proposed New Credit Facility, in the acceleration of all indebtedness thereunder and the exercise of such lenders' other remedies with respect to such event of default, including without limitation remedies relating to the Company's guarantee of such indebtedness and remedies with respect to the collateral for such indebtedness and such guarantee.


RISK FACTORS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in any forward-looking statements of the Company made by or on behalf of the Company, whether oral or written. These forward-looking statements can be identified by use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. The

Company wishes to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors, among others, that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company.

HISTORY OF LOSSES; EXPECTATION OF FUTURE LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS

         The Company has incurred net losses and negative cash flow from operations since its commencement of operations. Since the Company acquired the Montgomery and Columbus Systems in April and September 1995, respectively, the Company has incurred aggregate net losses, as of December 31, 1997 of approximately $13.8 million and aggregate negative cash flow from operations of $3.7 million, and as of December 31, 1997, the Company had an accumulated deficit of $13.4 million. The implementation of the Company's business plan to build out the Systems and commence construction of new systems involves significant additional expenditures and is expected to result in substantially increased depreciation and amortization. Revenues from new services are expected to be subject to start-up delays. Accordingly, the Company expects that it will incur net losses and negative cash flow (after capital expenditures) during the next several years as it continues to expand its operations and expects its net losses to continue to increase as new Broadband Services are introduced and as the Company continues to expand its business. In addition to timely and cost-effective construction efforts, the ability of the Company to achieve profitability and positive cash flow will depend in large part on the successful marketing of the cable television and other Broadband Services offered by the Company. There can be no assurance the Company can successfully compete in obtaining subscribers for its Broadband Services or that the Company will generate sufficient revenues such that the Company's operations will become profitable or generate positive cash flows in the future. If the Company cannot achieve operating profitability or positive cash flows from operating activities, it may not be able to meet its working capital or debt service requirements. See "--Risk Factors--Significant Capital Requirements," "Selected Financial Data" and "Management's
Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

         The television, telephone and Internet service businesses are highly competitive and the level of competition is increasing. Many of the Company's existing and potential competitors have long-standing customer relationships and experience, financial, technical and other resources, marketing capabilities and name recognition far greater than those of the Company. The ability of the Company to compete will depend in part on the technical advantages of its systems, its focus on customer service, the pricing of its services and its ability to offer a bundle of services not available from any other single vendor. There can be no assurance that the Company will be able to compete successfully or that competitive pressures will not have a material adverse effect on the Company's business, operating results or financial condition. See "Business -- Competition."

         TELEVISION. In providing cable television service, the Company currently competes with other cable television providers (including TCI in Montgomery, TCI and Charter in Columbus and Jones in Panama City Beach) and competes or may compete with other means of video distribution, including broadcast television stations, direct broadcast satellite companies, multichannel multipoint distribution services ("MMDS"), satellite master antenna systems ("SMATV") and private home dish earth stations. Additional competition may also come from new wireless local multipoint distribution services ("LMDS") authorized by the FCC, for which spectrum was auctioned by the FCC in February and March 1998. In addition, the 1996 Telecom Act repealed the cable/television cross ownership ban and telephone companies will now be permitted to provide cable television service within their service areas. The Company also faces competition from other communications and entertainment media, including newspapers, movie theaters, live sporting events and entities that make videotaped movies and programs available for home rental.

         TELEPHONE. In providing local and long distance telephone service and long distance access services the Company competes and will compete with the incumbent local exchange carrier. BellSouth is the incumbent local exchange carrier and a particularly strong competitor in its current markets and most of the markets targeted by the Company. The Company will also compete with long distance carriers (such as AT&T, MCI and Sprint. Other competitors are likely to include independent local exchange carriers, including other RBOCs, competitive local exchange carriers, microwave, wireless and satellite carriers and utilities.

         INTERNET SERVICES. In providing Internet access services, the Company will compete with other network providers which provide Internet access services; providers of satellite-based Internet services, and long distance carriers that offer Internet access services and other cable television companies that offer Internet access services. Although the Company believes that broadband transmission is the most efficient means of transmitting large volumes of data and information on a high-speed basis to and from the Internet, technologies such as ISDN and direct broadcast satellite also offer high-speed or broadband connections to the Internet. In providing Internet services, the Company likely will compete with companies such as DirecPC, one of the principal providers of satellite-based Internet services in the United States, long distance carriers such as AT&T and MCI and cable modem services such as @Home, a joint venture among TCI and other large cable companies, and ISPs.

HIGH LEVERAGE; ABILITY TO SERVICE DEBT; RESTRICTIVE COVENANTS

         At December 31, 1997, the Company had $250.1 million of indebtedness and its stockholders' equity was $51.6 million. In addition, the Company expects to have $50.0 million of availability under the Proposed New Credit Facility and the accretion of original issue discount on the Notes will cause an increase in indebtedness of approximately $194.2 million by October 15, 2007. The level of the Company's indebtedness could adversely affect the Company in a number of ways, including the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness and will not be available for other purposes; (ii) the ability of the Company to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited; (iii) the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its business; (iv) the Company may be more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and (v) the Company's degree of indebtedness may make it more vulnerable to a downturn in its business or the economy generally.

         For the years ended December 31, 1996 and 1997, the Company's earnings were insufficient to cover its fixed charges by $3.4 million and $9.1 million, respectively, and its EBITDA less capital expenditures and interest expense would have been $16.2 million and $44.9 million, respectively. There can be no assurance that the Company will be able to improve its earnings before fixed charges or that the Company will be able to meet its debt service obligations. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if the Company otherwise fails to comply with the various covenants in its indebtedness, it would be in default under the terms thereof, which would permit the holders of such indebtedness to accelerate the maturity of such indebtedness and could cause defaults under other indebtedness of the Company. The ability of the Company to meet its obligations will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors. See "--Description of Certain Indebtedness."

         The successful implementation of the Company's strategy, including increasing the number of cable television subscribers, obtaining customers for other Broadband Services, expanding or constructing Interactive Broadband Networks in Montgomery, Columbus, Panama City Beach/Panama City, Charleston and Augusta, and significant and sustained growth in the Company's cash flow are necessary for the Company to be able to meet its debt service requirements. There can be no assurance that the Company will successfully implement its strategy or that the Company will be able to generate sufficient cash flow from operating activities to meet its debt service obligations and working capital requirements. In the event the implementation of the Company's strategy is delayed or is unsuccessful or the Company does not generate sufficient cash flow to meet its debt service and working capital requirements, the Company may need to seek additional financing. There can be no assurance that any such financing could be obtained on terms that are acceptable to the Company, or at all. In the absence of such financing, the Company could be forced to dispose of assets in order to make up for any shortfall in the payments due on its indebtedness under circumstances that might not be favorable to realizing the highest price for such assets. There can be no assurance that the Company's assets could be sold quickly enough or for sufficient amounts to enable the Company to meet its obligations.

         The Indenture imposes, and the Proposed New Credit Facility will impose, operating and financial restrictions on the Company and its subsidiaries. These restrictions will affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make investments, make dividend payments and other distributions on capital stock and redeem capital stock. In addition, the Proposed New Credit Facility is expected to require the Company to maintain certain financial ratios. See "--Description of Certain Indebtedness." There can be no assurance that the Company will be able to maintain such ratios or that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company. The limitations in the Indenture are subject to a number of important qualifications and exceptions. In particular, while the Indenture restricts the Company's ability to incur indebtedness by requiring compliance with specified leverage ratios, it permits the Company to incur an unlimited amount of additional indebtedness to finance the acquisition of equipment, inventory or network assets.

NETWORK CONSTRUCTION UNCERTAINTIES

         The timing of completion of the various phases of construction is subject to uncertainties. Expansion into additional cities will require the Company to obtain franchises and other regulatory approvals, including construction permits, and there can be no assurance that they will be obtained on a timely basis. See "--Need for Favorable Franchises and Franchise Renewals" and "--Legislation and Regulation." Delays in receiving the necessary construction permits and financing, in performing the "make-ready" work to attach the cable to utility poles, and in conducting the construction itself (due to inclement weather and other causes) have adversely affected the Company's schedule in the past, and could do so again in the future. In constructing the network, the Company will be dependent on the performance of contractors. There can be no assurance that these contractors will perform in accordance with the Company's expectations. During 1996, the Company experienced significant difficulty in meeting its construction schedules, primarily as a result of delays in installation of aerial portions of the cable construction in Montgomery and to a lesser extent, Columbus. The principal difficulty resulting in such delays arose from pole change-outs and "make-ready" time and expense requirements. Construction moratoriums imposed by telephone and power companies for about six weeks during the Olympics caused additional delays, particularly in Columbus. In addition, on three occasions the Mayor of Montgomery requested that the Company temporarily cease underground construction following complaints. Although the Company believed that it was performing such construction in an acceptable manner, the Company voluntarily complied with the Mayor's requests and reallocated its crews to other locations. Since the Company's plan involves entering cities where it can capture a significant share of the cable television subscribers and where it can be one of the first providers of Broadband Services, delays in implementing the expansion plan could have an adverse effect on the Company.

ABILITY TO MANAGE GROWTH

         The Company's future performance will depend, in part, upon its ability to successfully implement its sales and marketing strategy, evaluate markets, secure financing, construct facilities, acquire rights of way and effect pole attachments and obtain any required government authorizations, all in a timely manner, at reasonable costs and on satisfactory terms and conditions. Rapid growth may place a significant strain on a company's management, administrative, operational and financial resources. The Company's ability to manage its growth successfully will require the Company to further enhance its operational, management, financial and information systems and controls. The Company's success will also depend in part upon its ability to hire and retain qualified sales, marketing, administrative, operating and technical personnel. There can be no assurance that the Company will be able to recruit, train, manage and retain sufficient qualified personnel. In addition, as the Company increases its service offerings and expands its targeted markets, there will be additional demands on customer support, sales and marketing, administrative resources and network infrastructure. The Company's inability to effectively manage its growth could have a significant adverse effect on the Company's business, results of operations and financial condition.

         If the Company acquires existing companies or networks, or enters into joint ventures as part of its expansion plan, it will be subject to the risks generally attendant to an acquisition strategy or joint venture. Such risks include the acquired company or joint venture not having all the benefits that are anticipated, the diversion of resources and management time, the integration of the acquired business or joint venture with the Company's operations, the potential impairment of relationships with employees or customers as a result of changes in management, the Company becoming subject to liabilities or taking on obligations as a result of the acquisition or joint venture, the additional debt burden or dilution incurred to pay the purchase price or capital investment requirements, and other matters. There are also risks in participating in joint ventures, including the risk that the other joint venture partners may at any time have economic, business or legal interests or goals that are inconsistent with those of the joint venture or the Company or that a joint venture partner may be unable to meet its economic or other obligations in the joint venture and that the Company may be required to fulfill some or all of those obligations.

SIGNIFICANT CAPITAL REQUIREMENTS

         The Company's business requires substantial investment to finance capital expenditures and related expenses to expand the Interactive Broadband Networks in Montgomery and Columbus, to construct additional Interactive Broadband Networks, to fund subscriber equipment, to fund operating deficits in new systems as it builds its customer base and to maintain the quality of its networks. The Company currently expects to spend at least $78.4 million during 1998 to expand and upgrade the Montgomery, Columbus and Panama City Beach networks and to commence construction of networks in Panama City, Augusta and Charleston. In addition, the Company estimates the cost of constructing networks in additional cities and funding initial subscriber equipment at approximately $35 million to $50 million per city. Actual costs may vary significantly from this range and will depend in part on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, other factors affecting construction costs, costs associated with the cable franchise in each city, the number of subscribers, the mix of services purchased, the cost of subscriber equipment paid for or financed by the Company and other factors. Although there can be no assurance, the Company believes that present cash reserves, cash flow from operations and amounts expected to be available under the Proposed New Credit Facility, will provide sufficient funds to expand the Systems as currently planned and fund the expansion into Panama City Beach/Panama City, Charleston and Augusta. The Company may need to seek additional financing in the event the Proposed New Credit Facility is not entered into or actual costs vary. In addition, the Company will need additional financing to expand into additional cities, for new business activities or in the event it decides to make additional acquisitions. Sources of additional capital may include cash flow from operations, and public and private equity and debt financings. There can be no assurance that such financing will be available to the Company on acceptable terms or at all. If the Company is not successful in obtaining sufficient funds it may be required to defer or abandon its expansion plans, which could limit the Company's growth and prospects, and reduce some of the economies of scale the Company expects to obtain, including with respect to purchases of equipment, programming and advertising, which could have an adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NEED FOR FAVORABLE FRANCHISES AND FRANCHISE RENEWALS

         In order to construct and operate its Interactive Broadband Networks in a city, the Company must obtain a franchise from the city (along with other regulatory approvals). See "--Legislation and Regulation -- Federal Regulation of Cable Services -- Franchise Authority." The Company's business is dependent on its ability to obtain and renew its franchises in a timely manner. Each city has some flexibility in determining the terms of a franchise (including franchise fees), and to some extent can impose conditions on such franchise, such as build-out requirements. The Company cannot predict whether it will obtain franchises in new cities on terms that will make construction of a network and provision of Broadband Services (including cable television) economically attractive for the Company. In addition, although the Communications Act of 1934, as amended (the "Communications Act"), limits the ability of franchise authorities to decline to award or renew a franchise and specifies a period within which franchise authorities must act, franchises may be withheld and are subject to non-renewal or termination under certain circumstances. The Company's franchise for the Columbus System expires in June 1998, the Company's franchise for the Montgomery System expires in March 2005, the Company's initial franchise for the Beach Cable System expires in July 2007, and the Company's franchise for Augusta, Georgia extends until January 2013.

DEPENDENCE ON INTERCONNECTIONS

         The Company relies on local telephone companies and other companies to provide communications capacity for the Company's local and long distance telephone service. The Company obtains access to BellSouth's telephone network under a nine-state interconnection agreement. The terms of such interconnection agreement have been approved by the Georgia, Alabama, Florida and South Carolina state public utility commissions. Approvals of other state public utility commissions will be required in connection with the Company's provision of telephone service in other states. In addition, the 1996 Telecom Act established certain requirements and standards for interconnection arrangements, and the Company's interconnection agreement with BellSouth is based in part on such requirements. However, these requirements and standards are still being developed and implemented by the FCC in conjunction with the states through a process of negotiation and arbitration. To the extent that the standards as implemented are unfavorable to the Company, the Company's interconnection arrangement with BellSouth could be adversely affected. One area in which standards could be unfavorable to the Company is permitted access charges by BellSouth for terminating calls. The Company's ability to offer telephony services at competitive rates depends upon maintaining interconnection and access on economic terms acceptable to the Company. The 1996 Telecom Act creates incentives for local exchange carriers to permit access to their facilities by denying such carriers the ability to provide long distance services until they have taken the required steps to open the local market to competition. BellSouth is not yet permitted to offer long distance services. There can be no assurance that BellSouth or other local exchange carriers will not be less accommodating to the Company once they are permitted to offer long distance service. The interconnection agreement expires in April 1999 and there can be no assurance that it will be renewed on favorable terms, or at all. See "--Legislation and Regulation -- Federal Regulation of Telecommunications Services."

DEPENDENCE ON TELEPHONY BILLING AND INFORMATION SYSTEMS

         The Company is dependent on Interstate Telephone Company, an ITC Company, and others for provision of sophisticated telephony information and processing systems to monitor costs, bill customers, fill customer orders and achieve operating efficiencies. As the Company increases its provision of telephone services, its dependence on billing and information systems will increase significantly. The inability of the Company to adequately identify all of its information and processing needs, or to obtain upgraded systems as necessary, could have a material adverse impact on the Company's ability to expand its telephone business and on its results of operations and financial condition.

RISKS ASSOCIATED WITH YEAR 2000 DATE CONVERSION

         The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has commenced an analysis, which it expects to complete during the fourth quarter of 1998, to determine the extent to which its own information, customer service and billing systems and the systems of its major vendors and third party network service providers (insofar as they relate to the Company's business) are vulnerable to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its internal systems, or those of its vendors and third party network service providers. Any failure by such vendors or third party network service providers to resolve any Year 2000 issues on a timely basis, or in a manner that is compatible with the Company's systems, could have a material adverse effect on the Company. Although the Company may incur substantial costs, particularly costs resulting from charges by its vendors or third party network service providers, in correcting Year 2000 issues, such costs cannot currently be estimated. Additionally, such costs will be expensed as incurred, which will have a negative effect on current operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

EQUIPMENT SUPPLY UNCERTAINTIES FOR NEW SERVICES

         The Company's ability to offer certain new Broadband Services will depend in part upon the availability at economical prices of implementing equipment, such as set-top terminals (in the case of digital video service). Certain equipment will need to be reduced in price and standardized in order for the Company to offer a cost-effective service that is attractive to consumers and to compete successfully with service providers using different technologies (such as direct broadcast satellite, in the case of digital video service).

DEMAND FOR BUNDLE OF BROADBAND SERVICES IS UNCERTAIN

         The Company's business strategy to provide an integrated bundle of Broadband Services is comparatively untested and subject to certain risks such as future competition, pricing, regulatory uncertainties, operating and technical difficulties. Accordingly, the demand for an integrated bundle of such services, at the prices proposed to be charged by the Company is uncertain. In addition, some of the Broadband Services being considered by the Company, including high-speed data transmission services for residential customers and interactive energy management services, are not generally available currently. The demand for these new services also is uncertain. The Company's business could be materially adversely affected if demand for an integrated bundle of Broadband Services is materially lower than anticipated.

RISK OF RAPID TECHNOLOGICAL CHANGES

         The telecommunications industry is subject to rapid and significant changes in technology. Even though the Company believes its networks will be "state-of-the-art" when constructed, there can be no assurance that subsequent technological developments will not reduce the competitiveness of the Company's networks, and require upgrades or additional equipment that could be expensive and time consuming. In addition, the Company may be required to select in advance one technology over another, but it will be impossible to predict with any certainty, at the time the Company is required to make its investment, which technology will prove to be the most economic, efficient or capable of attracting customer usage.

EVOLVING REGULATORY ENVIRONMENT

         Although the 1996 Telecom Act, together with the 1992 Cable Act and other recent laws and regulations, eliminated most limitations on competition in the Broadband Services business, the 1996 Telecom Act is complex and in many areas sets forth policy objectives to be implemented by regulation. It is generally expected that the 1996 Telecom Act will undergo considerable interpretation and implementation through regulation and court decisions over the next several years. There can be no assurance that such interpretation or implementing regulations will be favorable to the Company. In certain areas, particularly telephony, further regulation is expected to affect the Company's provision of service. The Company's ability to compete successfully in the provision of telephone service will depend in part on the timing of such implementing regulations and whether they are favorable to the Company. It is also important to the Company that the provisions limiting the ability of franchise authorities to deny awarding or renewing franchises not change in a manner adverse to the Company. See "--Risk Factors--Dependence on Interconnections" and "--Legislation and Regulation."

RELATIONSHIPS WITH ITC COMPANIES; POTENTIAL CONFLICTS OF INTERESTS

         The Company has relationships with several ITC Companies. Its bundle of Broadband Services includes long distance traffic routed over ITC/\DeltaCom's fiber optic network pursuant to an exclusive agreement with ITC/\DeltaCom. The Company offers special access services, including long distance access services, to small- and medium-sized businesses and other customers in Montgomery and Columbus by carrying traffic to ITC/\DeltaCom's POP. The Company obtains telephone billing and switching services from Interstate Telephone Company, another ITC Company. See "Certain Relationships and Related Transactions." Certain members of the Company's Board of Directors (Campbell B. Lanier, III, William H. Scott, III, Donald W. Burton and O. Gene Gabbard) are directors, stockholders, and/or officers of ITC Holding, ITC/\DeltaCom and/or a number of other ITC Companies. ITC Holding and Messrs. Hilton, Lanier, Scott and Gabbard, as significant stockholders of the Company, are in positions involving the possibility of conflicts of interest with respect to certain transactions concerning the Company. When the interests of ITC Holding or other ITC Companies and its affiliates (other than the Company) and the Company diverge, ITC Holding and its affiliates may exercise their influence in their own best interests. Certain decisions concerning the operations or financial structure of the Company may present conflicts of interest between the Company and ITC Holding and/or its affiliates. See "--Risk Factors--Control by Principal Stockholders; Conflicts of Interest."

DEPENDENCE ON KEY PERSONNEL

         The Company's business is currently managed by a small number of key management and operating personnel. The Company does not have any term employment agreements with, nor does the Company maintain "key man" insurance on, these or any other employees. The loss of the services of key personnel, or the inability to attract, recruit and retain sufficient or additional qualified personnel, could have a material adverse effect on the Company. See "Directors and Executive Officers of the Registrant."

CONTROL BY PRINCIPAL STOCKHOLDERS; CONFLICTS OF INTEREST

         As of January 31, 1998, ITC Holding (through wholly owned subsidiaries) owned approximately 42.0%, AT&T Venture Fund II, L.P. and related funds (collectively "AT&T Venture Funds") owned approximately 14.2%, South Atlantic Venture Fund III, Limited Partnership and related funds (collectively, "South Atlantic") owned approximately 15.0% and SCANA owned approximately 7.3% (excluding warrants to purchase Preferred Stock to be issued to SCANA) of the outstanding capital stock of the Company. As a result, these stockholders are in a position to control matters requiring approval by the stockholders of the Company, including the election of a majority of the directors and the approval of significant corporate matters, including certain change-of-control transactions. In addition, certain decisions concerning the operations or financial structure of the Company may present conflicts of interest between such shareholders or management and the holders of the Notes. For example, if the Company encounters financial difficulties or is unable to pay its debts as they mature, the interests of such shareholders and management might conflict with those of the holders of the Notes. In addition, such shareholders and management may have an interest in pursuing transactions that, in their respective judgments, could enhance its equity investment, even though such transactions might involve risk to the holders of the Notes.

DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. See "Market for Registrant's Common Equity and Related Stockholder Matters--Dividends."

EMPLOYEES

         As of February 28, 1998, the Company had 224 full-time employees of which 57 are customer service representatives, 54 are technicians or others performing installation, maintenance and repair on the Company's networks, 35 are involved principally in sales and marketing, 30 are involved in matters relating to construction of the Company's networks and 48 have management or administrative responsibilities.

         The Company considers its relations with its employees to be good and structures its compensation and benefit plans to facilitate the attraction and retention of high caliber personnel. The Company will need to recruit additional employees to implement its expansion plan, including general managers for each new city and additional personnel for installation, sales, customer service and network construction. The Company recruits from several major industries for employees with skills in voice, video and data technologies. The Company believes it will not be difficult to retain personnel with the necessary qualifications.

ITEM 2.  PROPERTIES

         The Company leases (and in two cases owns) parcels of real property in each of its market areas for one or more business offices, sites for electronic equipment used by its cable television systems and a "headend" earth station that receives programming via satellite for re-transmission over the broadband network. The Company also leases temporary offices (the landlord under which is owned or controlled by a relative of a director of the Company and ITC Holding) for office space in West Point, Georgia, where a number of the ITC Companies have their headquarters. In January 1998, the Company's headquarters offices were relocated to a newly constructed facility in West Point, Georgia.

         The Company's principal physical assets consist of fiber optic and coaxial broadband network and equipment, located either at the equipment site or along the network. The Company's distribution equipment along the network is generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The Company's franchises from the cities of Montgomery, Columbus, Panama City Beach/Panama City and Augusta give the Company rights of way for its network. The physical components of the networks require maintenance and periodic upgrading to keep pace with technological advances. The Company believes that its properties, taken as a whole, are in good operating condition and are suitable for the Company's business operations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is party to legal proceedings which arise in the ordinary course of its business, including disputes with contractors or vendors, which the Company believes are not material to the Company or its business. The Company is also party to regulatory proceedings affecting the relevant segments of the communications industry generally.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         There is no established public trading market for the Company's capital stock, and accordingly, no high and low bid information or quotations are available with respect to the Company's Common Stock.

         As of February 28, 1998, there were no shares of Common Stock outstanding, and 49,985 shares of Preferred Stock outstanding and held of record by 66 stockholders.

DIVIDENDS

         The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its capital stock in the foreseeable future. It is the current policy of the Company's Board of Directors to retain earnings to finance the expansion of the Company's operations. Future declaration and payment of dividends, if any, will be determined in light of the then-current conditions, including the Company's earnings, operations, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors. In addition, the Company's ability to pay dividends is limited by the terms of the Indenture governing the Notes and is expected to be limited by the terms of the Proposed New Credit Facility.

RECENT SALES OF UNREGISTERED SECURITIES

         In December 1995 and January 1996, in connection with the initial capitalization of the Company, the Company issued 7,780 shares of Preferred Stock for a purchase price of $1,000 per share to certain of the current stockholders of the Company for an aggregate amount of $7,780,000. ITC Holding contributed $4,000,000 plus all of its direct and indirect interests in Cybernet Holding, L.L.C. (a predecessor of the Company) and in KNOLOGY of Columbus, Inc. (then known as American Cable, Inc.) in exchange for Preferred Stock.

         In April 1996, in connection with a private placement of Preferred Stock of the Company, the Company issued 9,312 shares of Preferred Stock for a purchase price of $1,200 per share to certain of the current stockholders of the Company for an aggregate amount of $11,174,400.

         In February 1997, the Company issued 8,960 shares of Preferred Stock to certain of the current stockholders of the Company for a purchase price of $1,200 per share, for an aggregate amount of $10,752,000.

         In October 1997, the Company issued approximately 21,400 shares of Preferred Stock to qualified investors in the Equity Private Placement for a purchase price of $1,500 per share, for an aggregate amount of approximately $32.2 million. ITC Holding, Century Telephone Enterprises, Inc. ("Century Telephone"), South Atlantic, AT&T Venture Funds and SCANA purchased approximately $10.0 million, $2.5 million, $5.5 million, $5.0 million and $5.0 million of Preferred Stock, respectively, in the Equity Private Placement. ITC Holding purchased all shares of the Company's Preferred Stock owned by Century Telephone in January 1998.

         On October 22, 1997, the Company issued 444,100 Units, each of which consists of one Senior Discount Note and one Warrant to purchase
 .003734 shares of Preferred Stock of the Company, for net proceeds of approximately $242.4 million. The Warrants may be exercised at a price of $.01 per share, subject to adjustment, at any time beginning one year after the date of issuance and prior to the close of business on the tenth anniversary of such grant. Morgan Stanley & Co. Incorporated, J.P. Morgan Securities, Inc. and First Union Capital Markets Corp. served as placement agents for the Company in the transaction. SCANA purchased 71,050 of such Units in the transaction for an aggregate purchase price of $39,998,308.

          Pursuant to the Company's 1995 Stock Option Plan, the Company has granted options to purchase Common Stock of the Company to key employees and non-employee directors of the Company and its subsidiaries. As of December 31, 1997, the Company has issued and outstanding options to purchase 1,088.28 shares of Common Stock pursuant to the 1995 Stock Option Plan at exercise prices ranging from $1,000 to $1,500 per share.

          The Company has agreed to issue to SCANA warrants to purchase 753 shares of Preferred Stock, valued at $1,500 per share, in connection with a construction credit facility.

         Each issuance of securities described above was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act or Regulation D promulgated thereunder for transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for distribution in connection with such transactions. All recipients had adequate access to information about the Company through their relationship with the Company or through information about the Company made available to them.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial and operating data for the Company. The selected financial and operating data as of and for the years ended December, 31, 1993 and 1994, the four months ended April 30, 1995, the eight months ended December 31, 1995 and the years ended December 31, 1996 and 1997 have been derived from the audited financial statements of Montgomery Cablevision and Entertainment, Inc. (the "Predecessor Company") and the Company. The selected financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this report. The financial and operating data for periods after April 28, 1995 (the date the Company acquired the Predecessor Company, the owner and operator of the Montgomery System), are not comparable to the financial and operating data for prior periods as a result of the amortization of the cost in excess of net assets in connection with the acquisition of the Montgomery System, and the acquisition of the Columbus System on September 29, 1995. See notes 1 and 2 to the Company's Consolidated Financial Statements included elsewhere in this report.

                                                    PREDECESSOR COMPANY (a)                         SUCCESSOR COMPANY (a)
                                        ------------------------------------------    --------------------------------------------
                                                                                          EIGHT
                                            YEAR            YEAR       FOUR MONTHS       MONTHS          YEAR           YEAR
                                            ENDED          ENDED          ENDED          ENDED           ENDED          ENDED
                                         DECEMBER 31,   DECEMBER 31,    APRIL 30,     DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                            1993            1994           1995         1995 (b)         1996           1997
                                        ------------    ------------    ----------     -----------    -----------    -----------
 STATEMENT OF OPERATIONS DATA:
 Revenues   . . . . . . . . . . . . .   $  1,706,138    $  2,111,952    $  857,161    $  2,196,998   $  5,334,183  $  10,355,068
 Operating expenses:
  General and  administrative . . . .        479,868         587,579       175,724       1,027,001      2,346,201      4,383,830
  Programming charges . . . . . . . .        710,158       1,042,186       409,325       1,029,959      2,513,693      4,758,730
  Depreciation and  amortization. . .        641,583         768,496       259,336         745,004      1,640,025      3,715,184
  Field and technical . . . . . . . .        365,780         303,600        98,293         417,273        877,870      1,564,654
  Sales and marketing . . . . . . . .        202,813         128,909        16,590          58,414        659,667      1,444,056
                                        ------------    ------------    ----------     -----------    -----------    -----------
  Total operating  expenses . . . . .      2,400,202       2,830,770       959,268       3,277,651      8,037,456     15,866,454
                                        ------------    ------------    ----------     -----------    -----------    -----------
 Operating loss . . . . . . . . . . .       (694,064)       (718,818)     (102,107)     (1,080,653)    (2,703,273)    (5,511,386)
                                        ------------    ------------    ----------     -----------    -----------    -----------
 Other income and expenses  . . . . .       (255,933)       (155,417)      (21,878)       (549,169)      (795,478)    (3,580,147)
                                        ------------    ------------    ----------     -----------    -----------    -----------

 Loss before minority interest
  and income tax  benefit . . . . . .       (949,997)       (874,235)     (123,985)     (1,629,822)    (3,498,751)    (9,091,533)

 Minority interest  . . . . . . . . .             --              --            --         109,837             --             --
 Income tax benefit . . . . . . . . .             --              --            --         334,451        373,323             --
                                        ------------    ------------    ----------     -----------    -----------    -----------
 Net loss . . . . . . . . . . . . . .       (949,997)       (874,235)     (123,985)     (1,185,534)    (3,125,428)    (9,091,533)
 Preferred stock dividends. . . . . .       (285,645)       (591,175)     (230,407)             --             --             --
                                        ------------    ------------    ----------     -----------    -----------    -----------
 Net loss after preferred stock
  dividends   . . . . . . . . . . . .   $ (1,235,642)   $ (1,465,410)  $  (354,392)   $ (1,185,534)  $ (3,125,428)  $ (9,091,533)
                                        ============    ============   ===========    ============   ============   =============

 PER SHARE DATA:
 Net loss per share (c) . . . . . . .                                                  $    157.65   $     229.37(c) $    315.30
 Weighted average common share
  equivalents  outstanding. . . . . .                                                        7,520         13,626(c)      28,835

 OTHER FINANCIAL DATA:
 Capital expenditures . . . . . . . .   $  1,427,433      $  717,325     $  42,504     $ 1,291,080   $ 14,416,135   $ 39,625,408
 Net cash provided by (used in)
  operating  activities. . . . . . .           5,062          82,590       144,076        (742,928)    (1,998,007)    (1,120,168)
 Net cash used in investing
  activities   . . . . . . . . . . .      (1,402,113)       (717,325)      (42,504)     (1,744,816)   (14,441,268)  (267,983,480)
 Net cash provided by (used in)
  financing  activities. . . . . . .       1,450,080         596,947      (104,889)      2,771,619     16,221,873    275,165,136
 EBITDA (d)                                   52,481         124,836       157,229        (207,068)    (1,123,248)    (1,925,235)
 Ratio of earnings to fixed
  charges (e)  . . . . . . . . . . . .            --              --            --              --             --             --

 OTHER OPERATING DATA:
 Cable subscribers . . . . . . . . .                                                        14,219         18,169         37,716
 Average monthly cable revenue
   per subscriber. . . . . . . . . .                                                    $    25.47    $     26.71   $      29.20
 Homes passed  . . . . . . . . . . .                                                                                     124,773
 Cable penetration level (f) . . . .                                                                                        30.2%

                                             PREDECESSOR COMPANY (a)                 SUCCESSOR COMPANY (a)
                                             -----------------------               ------------------------

                                            DECEMBER 31,   DECEMBER 31,  DECEMBER 31,   DECEMBER 31,  DECEMBER 31,
                                                1993          1994           1995          1996           1997
                                             ----------    ----------     ----------    ----------     ----------
 BALANCE SHEET DATA:
 Working capital........................  $ (1,394,676)  $ (3,559,715)  $ 3,498,482   $ (3,201,202)  $226,830,160
 Property and equipment, net............     4,684,479      4,833,142     6,976,268     21,477,209     62,567,736
 Total assets...........................     4,972,191      4,987,354    19,346,317     29,941,745    316,198,100
 Total liabilities......................     2,968,729      4,734,947    12,992,682     15,743,318    253,232,923
 Minority interest......................            --             --        84,479             --             --
 Accumulated deficit....................    (4,305,143)    (6,056,198)   (1,185,534)    (4,310,962)   (13,402,495)
 Total stockholders' equity.............     2,003,462        252,407     6,269,156     14,198,427     51,637,954

(a) "Successor Company" refers to KNOLOGY and its subsidiaries. KNOLOGY, initially capitalized as a limited liability company in March 1995, was established for the purpose of acquiring the Predecessor Company. The acquisition of Montgomery Cablevision (the "Montgomery Acquisition"), which was accounted for as a purchase, was consummated on April 28, 1995, and the Company acquired the remaining minority interest in the Predecessor Company in January 1996. See note 1 to the Company's Consolidated Financial Statements included elsewhere in this report.

(b) Includes the operations of the Columbus System from September 29, 1995. The acquisition of the Columbus System was accounted for as a purchase. See note 1 to the Company's Consolidated Financial Statements included elsewhere in this report.

(c) Net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares from convertible preferred stock (using the if converted method). As the Company has no common stock outstanding, the preferred stock is assumed to be converted for purposes of this calculation. The Predecessor Company net losses per share are not shown, as they are not comparable with the Successor Company's. All options and warrants have been excluded from the calculation of net loss per share as they are anti-dilutive.

(d) EBITDA represents earnings before preferred stock dividends, interest expense, interest income, income taxes, depreciation and amortization. EBITDA is provided because it is a measure commonly used in the industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.

 (e) Earnings consist of income before minority interest, preferred stock dividends, income taxes, plus fixed charges. Fixed charges consist of interest charges and amortization of debt issuance costs and the portion of rent expense under operating leases representing interest (estimated to be 1/3 of such expense). Earnings were insufficient to cover fixed charges for the years ended December 31, 1993 and 1994, the four months ended April 30, 1995, the eight months ended December 31, 1995 and the years ended December 31, 1996 and 1997 by $949,997, $874,235, $123,985, $1,629,822,
    $3,498,751 and $9,091,533, respectively.

(f) Determined by dividing the number of subscribers by the number of homes passed. Because the Company does not begin to market its services in an area until its network has been expanded and the Company typically needs 60 to 90 days once marketing has commenced to build its subscriber base, the Company's penetration rate is adversely affected during rapid expansion of the networks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, MEMBERS OF THE COMPANY'S SENIOR MANAGEMENT MAY, FROM TIME TO TIME, MAKE CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING THE COMPANY'S OPERATIONS, PERFORMANCE AND OTHER DEVELOPMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "BUSINESS--RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, AS WELL AS FACTORS WHICH MAY BE IDENTIFIED FROM TIME TO TIME IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION OR IN DOCUMENTS WHERE SUCH FORWARD-LOOKING STATEMENTS APPEAR. UNLESS OTHERWISE INDICATED, DOLLAR AMOUNTS OVER $1 MILLION HAVE BEEN ROUNDED TO ONE DECIMAL PLACE AND DOLLAR AMOUNTS LESS THAN $1 MILLION HAVE BEEN ROUNDED TO THE NEAREST THOUSAND.

         The following is a discussion of the consolidated financial condition and results of operations of KNOLOGY Holdings, Inc. for the fiscal years ended December 31, 1997 and 1996, the four months ended April 30, 1995 and the eight months ended December 31, 1995, and certain factors that are expected to affect the Company's prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-K.

GENERAL

         KNOLOGY offers its customers Broadband Services including cable television, telephone (local telephone, long distance and long distance access services), and high-speed Internet access service using cable modems. The Company provides these video, voice and data services over its Interactive Broadband Networks. The Company plans to expand its existing networks and build networks in additional mid-sized cities in the southeastern United States.

         The Company acquired substantially all of the capital stock of KNOLOGY of Montgomery (formerly Montgomery Cablevision) in Montgomery, Alabama on April 28, 1995 in exchange for a promissory note in the aggregate principal amount of $6.0 million (repaid following the Offering) and completed the purchase of the balance of such entity's outstanding capital stock in January 1996 for $14,000 in cash plus 200 shares of the Company's Preferred Stock. The Company accounted for the Montgomery Acquisition under the purchase method of accounting. Since the Company had no significant operations prior to such acquisition, Montgomery Cablevision is considered the Company's predecessor, and the amounts included in the consolidated financial statements as of and for the year ended December 31, 1994 and for the four months ended April 30, 1995 reflect the accounts of Montgomery Cablevision prior to its acquisition by the Company. The Company acquired the assets of KNOLOGY of Columbus (formerly the American Cable Company and American Cable Company Partnership ("American Cable")) cable television business in Columbus, Georgia in September 1995 in exchange for a promissory note in the aggregate principal amount of $5.0 million (repaid following the Offering). The Company accounted for the acquisition under the purchase method of accounting. Financial and operating data for periods after April 28, 1995 (the date the Company acquired Montgomery Cablevision) are not comparable to the financial and operating data for prior periods as a result of the amortization of the cost in excess of net assets in connection with the Montgomery Acquisition and the acquisition of the Columbus System on September 29, 1995. See notes 1 and 2 to the Company's Consolidated Financial Statements included elsewhere in this report.

         In December 1997, the Company acquired the Beach Cable System in Panama City Beach, Florida for approximately $3.9 million in cash and 2,485 shares of Preferred Stock valued at approximately $3.7 million, subject to adjustment. The Company accounted for the acquisition under the purchase method of accounting.

         Substantially all of the Company's revenues through December 1997 come from its cable television operations. In July 1997 the Company began to offer Internet access and telephone service in Montgomery. In Columbus, high-speed Internet access service was introduced in September 1997 and telephone service was introduced in the fourth quarter of 1997. The Company intends to offer telephone and Internet access services in Panama City Beach during the second quarter of 1998. Subscriber revenue consists of fixed monthly fees for cable programming and premium television services, as well as fees from pay-per-view movies and events (such as boxing matches and concerts) which involve a charge for each viewing. Miscellaneous revenues result principally from converter rentals, installation fees, franchise fees, late payment charges and the wholesaling of network capacity. Revenues from Internet access services consist primarily of fixed monthly fees, and revenues from the Company's telephone services consist primarily of fixed monthly fees, variable fees (billed monthly) that are based primarily on usage and fees for enhanced services such as call waiting or voice mail. Additional revenues will be derived from installation services and leases or sales of equipment such as cable modems. TCI in Montgomery, TCI and Charter in Columbus, and Jones in Panama City Beach have been and are expected to continue to compete aggressively on price for cable services.

         The Company's principal operating expenses through December 31, 1997 consisted of programming charges (for cable television), general and administrative expenses, depreciation and amortization expense, field and technical expenses and sales and marketing costs. Programming charges consist primarily of monthly fees to the National Cable Television Cooperative and programming providers, and are generally based on the average number of subscribers to each program and other factors. General and administrative expenses consist of general management, customer service and corporate administration expenses. Depreciation and amortization include depreciation of the Company's Interactive Broadband Networks and equipment, and amortization of cost in excess of net assets and other intangible assets related to acquisitions. Field and technical expenses include costs of field personnel engaged in network operations, maintenance and monitoring and network operating expenses, including pole rental fees. Sales and marketing costs include cost of sales and marketing personnel and marketing expenses. Operating expenses related to the Company's Internet access services and telephone services include primarily costs of Internet access, telephone access and transport charges payable to local and long distance carriers.

         Since acquiring the Montgomery and Columbus Systems, the Company has been expanding these networks and adding corporate staffing necessary to grow the business into new markets. Accordingly, the Company's operating expenses and capital expenditures have increased significantly and are expected to continue to increase as the Company continues to expand the existing Systems and expands into new markets.

         The Company has incurred net losses in each quarter since its inception, and as of December 31, 1997, the Company had an accumulated deficit of $13.4 million. The Company anticipates that it will continue to incur net losses during the next several years as it continues to expand its operations as a result of substantially increased depreciation and amortization from the construction of new networks and operating expenses incurred as it builds its customer base. There can be no assurance that growth in the Company's revenue or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow. See "Business --Risk Factors -- History of Losses; Expectation of Future Losses and Negative Cash Flows from Operations."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

         REVENUES. Total revenues for the year ended December 31, 1997 increased 98% to $10.4 million, compared to $5.3 million for the year ended December 31, 1996. The Company generated subscriber revenues of $9.0 million for the year ended December 31, 1997, as compared to $4.7 million or the year ended December 31, 1996. Miscellaneous revenues were $1.3 million and $652,000, respectively, for the years ended December 31, 1997 and 1996. The increased subscriber and miscellaneous revenues resulted primarily from additional subscribers in 1997 as the Company extended its Broadband networks in the Montgomery and Columbus markets. During 1997, the Montgomery and Columbus networks were extended to pass approximately 56,000 additional homes. The additional homes reached by the extension of the Montgomery and Columbus networks combined with the Company's marketing and sales efforts resulted in approximately 15,270 new subscribers being added to the Company's customer base during 1997.

         EXPENSES. The Company's operating expenses for the year ended December 31, 1997, excluding depreciation and amortization, increased 93% to $12.2 million, compared to $6.4 million for the year ended December 31, 1996. Programming charges were $4.8 million and $2.5 million which represent 52.6% and 53.7% of subscriber revenues, respectively. General and administrative expenses were $4.4 million and $2.3 million, field and technical expenses were $1.6 million and $878,000, and sales and marketing costs were $1.4 million and $660,000, respectively, for such periods. The increases in the Company's programming charges, general and administrative expenses, field and technical expenses and sales and marketing costs reflect the Company's expansion of the Interactive Broadband Networks in the Montgomery and Columbus markets and the significant increase in the number of employees in connection with such expansion and the planned growth of the business into new markets in the southeastern region of the United States.

         Depreciation and amortization for the year ended December 31, 1997 increased to $3.7 million, compared to $1.6 million for the year ended December 31, 1996 reflecting a significant increase in capital expenditures during 1997 to expand the Montgomery and Columbus networks.

         Interest expense for the year ended December 31, 1997 increased to $6.2 million, compared to $1.1 million for the year ended December 31, 1996. The increased expense reflects the interest expense attributable to the Senior Discount Notes sold in October 1997.

         Other interest income for the year ended December 31, 1997 increased to $2.8 million, compared to 46,000 for the year ended December 31, 1996 and reflects primarily the interest income from the investment of certain proceeds received from the sale of the Senior Discount Notes in October 1997.

         NET LOSS. The Company incurred a net loss for the year ended December 31, 1997 of $9,092,000 compared to a net loss of $3,125,000 for the year ended December 31, 1996. The Company expects its net losses to continue to increase as the Company continues to expand its business. See "Business--Risk Factors---History of Losses; Expectation of Future Losses and Negative Cash Flows from Operations."

FOUR MONTHS ENDED APRIL 30, 1995, EIGHT MONTHS ENDED DECEMBER 31, 1995 AND YEAR ENDED DECEMBER 31, 1996

         REVENUES. The Company generated revenues of $857,000 for the four months ended April 30, 1995, $2.2 million for the eight months ended December 31, 1995, and $5.3 million for the year ending December 31, 1996. The Company generated subscriber revenues of $811,000 and $2.0 million and $4.7 million, respectively, and included approximately $7,000, $58,000 and $141,000 for pay-per-view fees, respectively, for such periods. Miscellaneous revenues for the four months ended April 30, 1995, the eight months ended December 31, 1995 and the year ended December 31, 1996 were $46,000, $181,000 and $652,000, respectively. The increase in revenues for the year ended December 31, 1996 compared to the twelve months ended December 31, 1995 was due to an increase in the number of subscribers resulting from the acquisition of the Montgomery System and the Columbus System in April 1995 and September 1995 and expansion of the Systems.

         EXPENSES. The Company's operating expenses for the four months ended April 30, 1995 were $959,000, for the eight months ended December 31, 1995 were $3.3 million and for the year ended December 31, 1996 were $8.0 million. Programming charges were $409,000, $1.0 million and $2.5 million, general and administrative expenses were $176,000, $1.0 million and $2.3 million, depreciation and amortization costs were $259,000, $745,000 and $1.6 million, field and technical expenses were $98,000, $417,000 and $878,000, and sales and marketing costs were $17,000, $58,000 and $660,000, respectively, for such periods. The increase in operating expenses for the year ended December 31, 1996 compared to the twelve months ended December 31, 1995 was due primarily to an increase in the number of subscribers and the number of employees resulting from the acquisition and expansion of the Montgomery System and the Columbus System.

         NET LOSS. For the four months ended April 30, 1995, the Company incurred net losses of $124,000. For the eight months ended December 31, 1995, the Company incurred net losses of $1.2 million. For the year ended December 31, 1996, the Company incurred net losses of $3.1 million. The increase in net losses for the year ended December 31, 1996 compared to the twelve months ended December 31, 1995 was due to continued expansion of the Systems.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Company had working capital of $226.8 million, compared to negative working capital of $3.2 million as of December 31, 1996.

         The Company has required significant capital for operating and investing activities in the development of its business. For the years ended December 31, 1996 and 1997, the Company invested approximately $16.4 million and $269.1 million, respectively, in operating and investing activities. The Company's investing activities for the year ended December 31, 1997 primarily consisted of $228.0 million investment of proceeds from the Offering and $39.7 million of capital expenditures (including inventory). Investing activities for the year ended December 31, 1996 primarily consisted of capital expenditures (including inventory) of $14.4 million. The increase in capital expenditures and inventory is due primarily to the expansion of the networks in Montgomery and Columbus and to the acquisition of the Beach Cable System in December 1997. Management reviews inventory for obsolescence on a periodic basis in connection with physical and cycle count procedures. The Company's net cash used in operating activities was $1.1 million and $2.0 million for the years ended December 31, 1997 and 1996, respectively. The Company's funding prior to the Offering and the Equity Private Placement was provided primarily by private sales of equity securities aggregating $29.2 million and loans aggregating $24.0 million, including approximately $11.0 million in borrowings from SCANA and promissory notes aggregating $11.0 million due in 2000 used for the purchase of the Montgomery and Columbus Systems. A portion of the proceeds from the Offering and the Equity Private Placement were used to repay the borrowings from SCANA and the promissory notes for the purchase of the Montgomery and Columbus Systems.

         On October 22, 1997, the Company received net proceeds of approximately $242.4 million from the Offering. Interest will not accrue on the Notes prior to October 15, 2002. From and after October 15, 2002, the Notes will bear interest, which will be payable in cash, at a rate of 11-7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The Indenture contains certain covenants that affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, redeem capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. If the Company fails to comply with these covenants, the Company's obligation to repay the Notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the Indenture restricts the Company's ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits the Company and its subsidiaries to incur an unlimited amount of indebtedness to finance the acquisition of equipment, inventory and network assets and to secure such indebtedness, and up to $50.0 million of additional secured indebtedness. Upon a "Change of Control" of the Company (as defined in the Indenture), the Company will be required to make an offer to purchase the Notes at a purchase price equal to 101% of the Accreted Value thereof, plus accrued interest. See "Business--Description of Certain Indebtedness--Senior Discount Notes."

         In connection with the Offering, the Company completed the Equity Private Placement, pursuant to which the Company issued approximately 21,400 additional shares of Preferred Stock at $1,500 per share for aggregate proceeds of approximately $32.2 million, of which approximately $28.0 million was purchased by ITC Holding, Century Telephone, SCANA, South Atlantic and AT&T Venture Funds.

         The Company has received a commitment letter from First Union for a $50.0 million five-year senior secured credit facility to be used for working capital and other purposes, including capital expenditures. "See Business--Description of Certain Indebtedness--Proposed New Credit Facility." It is currently contemplated that the Company's obligations under the Proposed New Credit Facility will be secured by all current and future assets of the Company. The Proposed New Credit Facility will require the Company to maintain certain financial ratios. See "Description of Certain Indebtedness--Proposed New Credit Facility." The failure of the Company to maintain such ratios would constitute an event of default under the Proposed New Credit Facility, notwithstanding the ability of the Company to meet its debt service obligations. An event of default under the Proposed New Credit Facility would allow the lenders thereunder to accelerate the maturity of the indebtedness under the Proposed New Credit Facility. In such event, a significant portion of the Company's other indebtedness, including the Notes, may become immediately due and payable.

         The Company's business requires substantial investment to finance capital expenditures and related expenses to expand the Interactive Broadband Networks in Montgomery and Columbus, to construct additional Interactive Broadband Networks, to fund subscriber equipment, to fund operating deficits in new systems until it builds its customer base and to maintain the quality of its networks. The Company currently expects to spend at least $78.4 million during 1998 to expand and upgrade the Montgomery, Columbus and Panama City Beach networks and to commence construction of networks in Augusta and Charleston. In addition, the Company estimates the cost of constructing networks in additional cities and funding initial subscriber equipment at approximately $35 million to $50 million per city (including, in the case of the Panama City System, the cost of acquiring the Beach Cable System). Actual costs may vary significantly from this range and will depend in part on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, other factors affecting construction costs, costs associated with the cable franchise in each city, the number of subscribers, the mix of services purchased, the cost of subscriber equipment paid for or financed by the Company and other factors. The Company expects to enter into purchase agreements through 1998 in the ordinary course of business for programming services and construction related services to expand its service offerings and to expand and upgrade the Systems. Although there can be no assurance, the Company believes that present cash reserves, cash flow from operations and amounts expected to be available under the Proposed New Credit Facility, will provide sufficient funds to expand the Systems as currently planned and fund the expansion into Panama City Beach/Panama City, Charleston and Augusta. The Company may need to seek additional financing in the event the Proposed New Credit Facility is not entered into or actual costs vary. In addition, the Company will need additional financing to expand into additional cities for new business activities or in the event it decides to make additional acquisitions. See "Business --Risk Factors -- Significant Capital Requirements."

         The Year 2000 Issue. The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has commenced an analysis, which it expects to complete during the fourth quarter of 1998, to determine the extent to which its own information, customer service and billing systems and the systems of its major vendors and third party network service providers (insofar as they relate to the Company's business) are vulnerable to the Year 2000 issue. The Company is currently unable to predict the extent to which the Year 2000 issue will affect its internal systems, or those of its vendors and third party network service providers. Any failure by such vendors or third party network service providers to resolve any Year 2000 issues on a timely basis, or in a manner that is compatible with the Company's systems, could have a material adverse effect on the Company. Although the Company may incur substantial costs, particularly costs resulting from charges by its vendors or third party network service providers, in correcting Year 2000 issues, such costs cannot currently be estimated. Additionally, such costs will be expensed as incurred, which will have a negative effect on current operating results.

EFFECTS OF ACCOUNTING STANDARDS

         In 1997, the FASB has issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company does not believe that these statements significantly change its financial statement disclosures.

IMPACT OF INFLATION

         The Company believes that inflation has not had a material effect on the results of operations to date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of the Company, including the Company's Consolidated Balance Sheets as of December 31, 1996 and 1997, Consolidated Statements of Operations for the Four Months Ended April 30, 1995, the Eight Months Ended December 31, 1995, and the Years Ended December 31, 1996 and 1997, the Consolidated Statements of Cash Flows for the Four Months Ended April 30, 1995, the Eight Months Ended December 31, 1995, and the Years Ended December 31, 1996 and 1997, the Consolidated Statements of Stockholders' (Deficit) Equity for the Four Months Ended April 30, 1995, the Eight Months Ended December 31, 1995, and the Years Ended December 31, 1996 and 1997, and Notes to Consolidated Financial Statements, together with a report therein of Arthur Andersen LLP, dated March 6, 1998, are attached hereto.


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are listed below. Directors of the Company are elected at the annual meeting of stockholders. Executive officers of the Company are appointed at the first meeting of the Board of Directors after each annual meeting of stockholders. Directors and executive officers of the Company are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. The ages of the persons set forth below are as of December 31, 1997.

         NAME                       AGE           POSITION(S) WITH COMPANY
         ----                       ---           ------------------------
William E. Morrow . . . . .         35       President, Chief Executive Officer and Director
James K. McCormick  . . . .         41       Chief Financial Officer and Secretary
Marcus R. Luke  . . . . . .         42       Chief Technology Officer
Felix L. Boccucci, Jr . . .         40       Vice President of Business Development
Bret T. McCants . . . . . .         38       Vice President of Network Construction and Maintenance
Peggy B. Warner . . . . . .         46       Vice President of Marketing and Carrier Sales
Ancel A. Hamilton, Jr . . .         48       Vice President of Operations
O. Gene Gabbard.  . . . . .         57       Chairman of the Board and Director
Richard Bodman(1) . . . . .         59       Director
Donald W. Burton(2) . . . .         53       Director
L. Charles Hilton, Jr.  . .         66       Director
Campbell B. Lanier, III . .         47       Director
William H. Scott, III(1)(2)         50       Director
Andrew M. Walker  . . . . .         56       Director

----------------------

(1)      Member of the Audit Committee.

(2)      Member of the Compensation and Stock Option Committee.

         WILLIAM E. MORROW has been President, Chief Executive Officer and Director of the Company since February 1997. Prior to joining the Company, from August 1996 to February 1997, Mr. Morrow served as Senior Vice President and General Manager of Network Alliances for UtiliCom Networks. Prior to that time, Mr. Morrow served in various capacities at Central and South West Corp. from March 1985 to August 1996, including Marketing, Area Management, Governmental/Regulatory Lobbyist, Ventures/Business Development and Founder and Managing Director of CSW Communications ("CSW") from December 1993 to August 1996. While at CSW Communications, Mr. Morrow oversaw the company's energy management services over a 750 MHz two-way broadband network, the construction, maintenance, operation and marketing of long-haul fiber capacity, and the design, construction, operation and marketing of competitive access services.

         JAMES K. MCCORMICK joined KNOLOGY Holdings, Inc. as Chief Financial Officer and Secretary in September 1997. Prior to joining the Company, from November 1992 to September 1997, Mr. McCormick was Corporate Controller/Treasurer of United Dairy Farmers, Inc. ("UDF"), a retailer/manufacturer operating in seven Midwestern states. While at UDF, Mr. McCormick managed the employment practices, inventory management, cash management, capital allocation, accounting and financial reporting functions. Mr. McCormick also served as Director of Finance at American Sign and Marketing Services, Inc. from June 1991 until November 1992. Prior to that time, Mr. McCormick served in various capacities at Andersen Worldwide. From February 1989 until January 1991, he served as consulting manager in the Strategic Services Division of Andersen Consulting's Melbourne, Australia office and from October 1984 to February 1989, he served as Senior Auditor, Emerging Business Division at Arthur Andersen LLP.

         MARCUS R. LUKE, PH.D. has served as Chief Technology Officer of the Company since August 1997. Prior thereto, he served as Vice President of Network Construction of the Company, since November 1995, and Director of Engineering of Cybernet Holding, L.L.C., from May 1995 until November 1995. Prior to joining the Company, Dr. Luke served as Southeast Division Construction Manager for TCI from July 1993 to May 1995. From July 1987 to June 1993, he served as Area Technical Manager for TCI's southeast area, which included Montgomery. Dr. Luke worked for Storer Communications Inc. from 1985 to 1987 as Vice President of Engineering. Prior to 1985, he spent 12 years in various engineering and management positions with Storer Communications Inc.

         FELIX L. BOCCUCCI, JR. has served as the Vice President of Business Development of the Company since August 1997 and served as Chief Financial Officer, Treasurer and Secretary of the Company from November 1995 through August 1997. From October 1994 until December 1995, Mr. Boccucci served as Vice President Finance Broadband of ITC Holding. Prior to such time, Mr. Boccucci worked for GTE Corporation ("GTE"), a telecommunications company, which merged with Contel Corporation ("Contel") in March 1991. From May 1993 to October 1994, he served as a Senior Financial Analyst for GTE. From 1991 to 1993, Mr. Boccucci served as Financial Director for GTE's Central Area Telephone Operations. From 1987 to 1991, he was the controller in charge of Contel's Eastern Region Telephone Operations comprising 13 companies in twelve states.

         BRET T. MCCANTS has served as Vice President of Network Construction and Maintenance since April 1997. Prior to joining the Company, Mr. McCants was a co-founder of CSW Communications and from January 1996 to April 1997 served as Director of Operations and from 1994 to 1996 participated in the development and managed the deployment of interactive energy management equipment to homes in Laredo, Texas. Prior to joining CSW Communications, he served in various capacities with Central Power and Light Company including as Corporate Manager of Commercial and Small Industrial Marketing from 1992 to 1994 and as Business Manager from 1990 to 1992. From 1982 to 1990, Mr. McCants also held several positions in the Sales, Marketing and Engineering departments at Central Power and Light Company.

         ANCEL A. HAMILTON, JR. has been Vice President Operations since October 1997. Prior to joining the Company, from June 1994 to October 1997, Mr. Hamilton served as Vice President -- Operations for InterCall where he managed call center and network operations. Prior to joining InterCall, Mr. Hamilton served as General Manager -- Information Services for SCANA Corporation from June 1991 to June 1994, where he managed all facets of the information systems function including computer operations, programming and customer support. From 1983 until 1991, Mr. Hamilton served in numerous marketing and sales positions with International Business Machines Corporation, primarily in the electric utility and government arenas.

         PEGGY B. WARNER joined the Company as Vice President of Marketing and Carrier Sales in January 1998. Prior to joining the Company, from February 1995 to December 1997, Ms. Warner held various positions at SCANA Communications, Inc., including Manager Sales, Marketing and Customer Service and General Manager. While at SCANA Communications, Inc., Ms. Warner was responsible for the company's fiber optic carriers' carrier and 800 MHz trunked radio lines of business. Prior to that time, she was an Executive National Accounts Manager with MCI Telecommunications Corporation where she developed and managed a nationwide Government Systems regional sales organization between December 1993 and January 1994. Ms. Warner also held various other sales and marketing management positions with MCI between May 1986 and January 1995. She was an Account Manager with AT&T Information Systems between January 1983 and April 1986 and held various sales positions with BellSouth prior to 1983.

         O. GENE GABBARD has been a Director of the Company since November
1995, and was elected Chairman of the Board in April 1996. He has worked independently as an entrepreneur and consultant since February 1993. Mr. Gabbard currently serves as a director of ITC Holding and several ITC Companies, including PowerTel, Inc., ITC/\DeltaCom and MindSpring. From August

1990 through January 1993, he served as Executive Vice President and Chief Financial Officer of MCI. He served in various senior executive capacities, including Chairman of the Board, President and Chief Executive Officer of Telecom*USA, Inc. from December 1988 until Telecom's merger with MCI in August 1990. From July 1984 to December 1988, he was Chairman and/or President of SouthernNet, Inc. ("SouthernNet"), a long distance telecommunications company which was the predecessor to Telecom*USA, Inc. Since July 1997, Mr. Gabbard has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership. He also currently serves as a director of two telecommunications technology companies, Dynatech Corporation and Adtran, Inc.

         RICHARD BODMAN has been a Director of the Company since June of 1996. Mr. Bodman is currently the Managing General Partner of AT&T Ventures. From August 1990 to May 1996, Mr. Bodman served as Senior Vice President of Corporate Strategy and Development for AT&T. Mr. Bodman also is currently a director of the following public companies: Internet Security Systems, Inc., Tyco International Inc., Reed Elsevier and NHP, Inc.

         DONALD W. BURTON has been a Director of the Company since January
1996. Since January 1981, he has served as Managing General Partner of South Atlantic Venture Fund I, II and III, Limited Partnerships and Chairman of South Atlantic Private Equity Fund IV, Limited Partnership. Mr. Burton has been the general partner of The Burton Partnership, Limited Partnership since January 1979. Since January 1981, he has served as President of South Atlantic Capital Corporation. Mr. Burton also serves on the Board of Directors of ITC Holding, ITC/\DeltaCom, PowerTel, Inc., MTL Inc., AvData Systems, Inc. ("AvData") (a company providing data communications networks), K&G Men's Centers, Inc. (a discount retailer of men's clothing), the Heritage Group of Mutual Funds and several private companies. Mr. Burton also serves as a director of the National Venture Capital Association.

         L. CHARLES HILTON, JR. has been a director of the Company since the Company acquired the Beach Cable System in December 1997. Mr. Hilton has been elected to serve a one-year term as a member of the Board of Directors pursuant to the Beach Cable System acquisition agreement. Mr. Hilton was the founder and sole stockholder of Beach Cable, Inc., and served as its Chief Executive Officer from 1991 to December 1997. Since 1958, Mr. Hilton has served as Chairman and Chief Executive Officer of Gulf Asphalt Corporation, a general construction firm. Mr. Hilton has been a partner in the law firm of Hilton, Hilton, Kolk & Roesch since 1984, and currently serves as Chief Executive Officer of Hilton, Inc., a family corporation which owns and operates various commercial buildings in Bay County, Florida. He also is a member of the board of directors of several private companies.

         CAMPBELL B. LANIER, III has been a Director of the Company since November 1995. Mr. Lanier serves as Chairman of the Board and Chief Executive Officer of ITC Holding and served as a director of the corporate predecessor of ITC Holding from its inception in May 1985 through another predecessor company to October 1997. He is Chairman of the Board and a director of ITC/\DeltaCom, a director of MindSpring, National Vision Associates, Ltd. (a full service optical retailer), K&G Men's Centers, Inc., Vice Chairman of the Board of AvData and Chairman of the Board of PowerTel, Inc. He served as Chairman of the Board of AvData from June 1988 to September 1990. Mr. Lanier has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership since 1997.

         WILLIAM H. SCOTT, III has been a Director of the Company since
November 1995. Mr. Scott served as President of the corporate predecessor of ITC Holding from December 1991 until October 1997 and was a director of the corporate predecessor of ITC Holding from May 1989 until October 1997. Mr. Scott is a director of several ITC Companies, including ITC Holding, PowerTel, Inc., AvData, ITC/\DeltaCom, and MindSpring. From 1989 to 1991, he served as Executive Vice President of the corporate predecessor of ITC Holding. From 1985 to 1989, Mr. Scott was an officer and director of Async Corporation. Between 1984 and 1988, Mr. Scott held several offices with SouthernNet, including Chief Operating Officer, Chief Financial Officer, and Vice President -- Administration. He was a director of SouthernNet from 1984 to 1987.

         ANDREW M. WALKER has served as a Director of the Company since July 1996 and served as Chief Executive Officer and President of the Company from July 1996 until February 1997. Since March 1997, he has been Chief Executive Officer and a director of ITC/\DeltaCom, Inc. Mr. Walker was President and Chief Executive Officer of the Managing Partners of each of Interstate FiberNet and Gulf States FiberNet, both ITC Companies, from November 1994 until March 1997. Mr. Walker worked for MCI from August 1990 to November 1994 as Vice President Carrier Services. From January 1986 to August 1990 Mr. Walker served as a Division President for Telecom*USA. Prior to January 1986, Mr. Walker held different positions with the Christian Broadcasting Network, M/A-Com and Comsat Laboratories.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board currently has two committees, the Audit Committee and the Compensation and Stock Option Committee. The Audit Committee, among other things, recommends the firm to be appointed as independent accountants to audit the Company's financial statements, discusses the scope and results of the audit with the independent accountants, reviews with management and the independent accounts the Company's interim and year-end operating results, considers the adequacy of the internal accounting controls and audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants. The current members of the Audit Committee are Messrs. Bodman and Scott.

         The Compensation and Stock Option Committee reviews and recommends the compensation arrangements for management of the Company and administers the Company's stock option plans. The current members of the Compensation and Stock Option Committee are Messrs. Scott and Burton.

DIRECTOR COMPENSATION

         Directors of the Company receive no directors' fees. Directors are reimbursed for their reasonable out-of-pocket travel expenditures incurred. Directors of the Company are also eligible to receive grants of stock options under the Company's Stock Option Plan. Mr. Gabbard earns an annual salary of $40,000 for his services as Chairman of the Board of Directors. In May 1997, Mr. Gabbard was granted an option to purchase 100 shares of Common Stock of the Company as additional compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of the Compensation and Stock Option Committee are Messrs. Scott and Burton.

INCENTIVE COMPENSATION PLAN

         1995 Stock Option Plan. The Company's 1995 Stock Option Plan (the "Stock Option Plan") provides for the grant of options that are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as the grant of non-qualifying options to key employees (including key employees who are officers and directors of the Company) and non-employee directors of the Company and its subsidiaries. The Stock Option Plan authorizes the issuance of up to 1,144 shares of Common Stock pursuant to options granted under the Stock Option Plan (subject to anti-dilution adjustments in the event of a stock split, recapitalization or similar transaction). The maximum number of shares subject to options that may be awarded under the Stock Option Plan to any person is 422 shares. The Compensation and Stock

Option Committee of the Board of Directors will administer the Stock Option Plan and will grant options to purchase Common Stock.

         The option exercise price for incentive stock options granted under the Stock Option Plan may not be less than 100% of the fair market value of the Common Stock on the date of grant of the option (or 110% in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding Common Stock). The option exercise price for non-incentive stock options granted under the Stock Option Plan may not be less than the par value of the Common Stock on the date of grant of the option. The maximum option term is ten years (or five years in the case of an incentive stock option granted to an optionee beneficially owning more than 10% of the outstanding Common Stock). Options may be exercised at any time after grant, except as otherwise provided in the particular option agreement. There is also a $100,000 limit on the value of Common Stock (determined at the time of grant) covered by incentive stock options that become exercisable by an optionee in any year.

         The Board of Directors may amend, suspend or terminate the Stock Option Plan with respect to shares of Common Stock as to which options have not been granted.

         At December 31, 1997, options to purchase 1,088.28 shares of Common Stock were outstanding pursuant to the Stock Option Plan.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Not applicable.


ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the cash and non-cash compensation paid or accrued during the periods indicated to the Chief Executive Officer and the other most highly compensated officers of the Company whose combined salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1997 (the "Named Executive officers").

                           SUMMARY COMPENSATION TABLE


                                                                              LONG TERM
                                                                             COMPENSATION
                                                                                AWARDS
                                                         ANNUAL              -------------
                                                       COMPENSATION            SECURITIES
                                                   ---------------------      UNDERLYING         ALL OTHER
                                        YEAR(1)     SALARY          BONUS      OPTIONS(2)       COMPENSATION(3)
                                        -------     ------          -----       ---------       ---------------
William E. Morrow                        1997      $  102,462(5)   $  22,602          300      $    24,526
    President and Chief Executive
      Officer(4)
Andrew M. Walker                         1997      $       --      $      --           --               --
    President and Chief Executive        1996      $       --      $      --           --               --
    Officer(6)
James K. McCormick                       1997      $   30,770(7)   $  17,609          100      $    33,700
    Chief Financial Officer
Felix L. Boccucci, Jr.                   1997      $   92,430      $   9,473           --      $    36,159(9)
    Vice President of Business           1996      $   84,015      $  46,102(10)   110.11      $    68,464(11)
      Development(8)                     1995      $   71,262      $   5,070           --      $    34,222
Bret T. McCants                          1997      $   58,847(12)  $  21,177           70      $    35,535
    Vice President of Network
      Construction and Maintenance
Marcus R. Luke                           1997      $   90,292      $   6,102           --      $     5,111
    Chief Technology Officer             1996      $   72,547      $   7,102         42.7      $     5,076
                                         1995      $   40,385      $     150           --      $    12,822
---------------

(1) Under rules promulgated by the Securities and Exchange Commission, since the Company was not a reporting company during the three immediately preceding fiscal years, information with respect to the most recent completed fiscal year is noted in the Summary Compensation Table. Most of the Named Executive Officers were initially employed by the Company during 1997 or are in a different position with the Company than the position held by such Named Executive Officer in 1996. Compensation for the year ended 1995 was paid by ITC Holding.

(2)   All options are exercisable for shares of Common Stock of the Company.

(3) Includes car allowances and relocation expenses. For Messrs. Morrow, Boccucci, McCants and Luke, also includes premiums on life insurance.

(4) Mr. Morrow has served as President and Chief Executive Officer of the Company since the resignation of Mr. Walker in February 1997.

(5) Reflects amounts paid to Mr. Morrow based on an annual salary rate of approximately $120,000.

(6) Mr. Walker served as President and Chief Executive Officer of the Company from July 1996 until February 1997 at the request of the Company and ITC Holding and received no compensation from the Company during such period. He resigned as President and Chief Executive Officer effective February 20, 1997.

(7) Reflects amounts paid to Mr. McCormick based on an annual salary rate of approximately $100,000.

(8) Mr. Boccucci served as Chief Financial Officer, Treasurer and Secretary of the Company from November 1995 through August 1997.

(9) Includes grants of ITC Holding capital stock valued at $30,789 at the time of grant.

(10)  Includes a $46,000 bonus earned in 1995 and paid in 1996.

(11) Includes grants of ITC Holding capital stock valued at $63,448 at time of grant.

(12) Reflects amounts paid to Mr. McCants based on an annual salary rate of approximately $90,000.

OPTION GRANTS

         The following table sets forth information with respect to grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 1997.

                           OPTION GRANTS DURING 1997



                                                       INDIVIDUAL GRANTS(1)
                         ----------------------------------------------------------------------------
                                             PERCENT OF                                                        POTENTIAL
                                               TOTAL                                                       REALIZED VALUE AT
                                              OPTIONS                                                        ASSUMED ANNUAL
                             NUMBER OF       GRANTED TO                                                      RATES OF STOCK
                             SECURITIES      EMPLOYEES                                                           PRICE
                             UNDERLYING      IN FISCAL    EXERCISE                    EXPIRATION            APPRECIATION FOR
 NAME                     OPTIONS GRANTED     YEAR(2)      PRICE       GRANT DATE        DATE                OPTION TERM(3)
 ----                     ---------------     -------      -----       ----------        -----             -----------------
                                                                                                              5%        10%
                                                                                                              --        ---
 William E. Morrow                300          35.5%       $1,200  March 12, 1997    March 12, 2007          $1,955     $3,112
     President and Chief
     Executive Officer

 Andrew M. Walker                 ---            ---          ---         ---                ---                ---        ---
     President and Chief
     Executive Officer(4)
 James K. McCormick               100          11.8%       $1,200  August 28, 1997   August 28, 2007         $1,955     $3,112
     Chief Financial Officer

 Felix L. Boccucci, Jr.           ---            ---          ---         ---                ---                ---        ---
     Vice President of
     Business
     Development(5)

 Bret T. McCants                   70           8.3%       $1,200  May 18, 1997      May 18, 2007            $1,955     $3,112
     Vice President of
      Network Construction
     and Maintenance
 Marcus R. Luke                   ---            ---          ---         ---                ---                ---        ---
     Chief Technology
     Officer

---------------
(1) All options are exercisable for shares of Common Stock and are granted under the Stock Option Plan. Such options generally vest over five years unless such person's employment with the Company is terminated, in which case options that have not vested at that time will terminate.

(2)   Based on 845 options granted in fiscal 1997.

(3) These amounts are based on compounded annual rates of stock price appreciation of five and ten percent over the 10-year term of the options, are mandated by rules of the Securities and Exchange Commission and are not indicative of expected stock price performance. Actual gains, if any, on stock option exercises are dependent on future performance of the Common Stock, overall market conditions, as well as the option holders' continued employment throughout the vesting period. The amounts reflected in this table may not necessarily be achieved or may be exceeded.

(4) Mr. Walker served as President and Chief Executive Officer of the Company from July 1996 until February 1997 at the request of the Company and ITC Holding and received no compensation from the Company during such period. He resigned as Chief Executive Officer effective February 20, 1997.

(5) Mr. Boccucci served as Chief Financial Officer, Treasurer and Secretary of the Company from November 1995 through August 1997.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         None of the Named Executive Officers exercised stock options during the fiscal year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information at January 31, 1998, regarding beneficial ownership of the capital stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the outstanding capital stock of the Company, (ii) each director of the Company,
(iii) each executive officer of the Company and (iv) all directors and executive officers as a group. The information as to beneficial ownership has been furnished by the respective stockholders, directors and executive officers of the Company, and, unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                                                       NATURE AND PERCENT OF
                                                                AMOUNT AND                TOTAL SHARES OF
NAMES AND ADDRESS OF                                         NATURE OF SHARES              CAPITAL STOCK
BENEFICIAL OWNERS AND DIRECTORS                          BENEFICIALLY OWNED(1)(2)           OUTSTANDING(2)
--------------------------------                         -------------------------------------------------
ITC Holding Company, Inc.(3)  . . . . . . . . . . . .             21,014                     42.0%
South Atlantic(4) . . . . . . . . . . . . . . . . . .              7,521                      15.0
Donald W. Burton(4) . . . . . . . . . . . . . . . . .              7,521                      15.0
AT&T Venture Funds(5) . . . . . . . . . . . . . . . .              7,113                      14.2
Richard Bodman(5) . . . . . . . . . . . . . . . . . .              7,113                      14.2
SCANA Communications, Inc.(6) . . . . . . . . . . . .              3,639                       7.3
L. Charles Hilton, Jr.(12)  . . . . . . . . . . . . .              2,485                       5.0
Campbell B. Lanier, III(7)(12)  . . . . . . . . . . .              1,023                       2.0
O. Gene Gabbard(12) . . . . . . . . . . . . . . . . .                312                       *
William H. Scott, III(12) . . . . . . . . . . . . . .                256                       *
Andrew M. Walker(12)  . . . . . . . . . . . . . . . .                 81                       *
Felix L. Boccucci, Jr.(8)(11)(12) . . . . . . . . . .                 54                       *
Marcus R. Luke(9)(11)(12) . . . . . . . . . . . . . .                 40                       *
William E. Morrow(11)(12) . . . . . . . . . . . . . .                 20                       *
James McCormick(10)(11)(12) . . . . . . . . . . . . .                 20                       *
Bret McCants(11)(12)  . . . . . . . . . . . . . . . .                  8                       *
Ancel A. Hamilton, Jr.(11)(12)  . . . . . . . . . . .                 --                       *
Peggy B. Warner(12) . . . . . . . . . . . . . . . . .                 --                       *
All executive officers and directors as a group
(13 persons)(8)(9)(11)  . . . . . . . . . . . . . . .             18,933                     37.8%

--------------------
*  Less than one percent.

(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of capital stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days from January 31, 1998. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares.

(2) Each share of capital stock owned represented in this table represents a share of Preferred Stock of the Company, except for an option to purchase 44 shares of Common Stock granted to Mr. Boccucci and an option to purchase 17 shares of Common Stock granted to Mr. Luke.

(3) The address of ITC Holding is 1239 O.G. Skinner Drive, West Point, Georgia 31833. Includes 21,014 shares held by ITC Service Company, a wholly owned subsidiary of ITC Holding. Voting and investment power with respect to the shares beneficially owned is exercised by the Board of Directors and the executive officers of ITC Holding in the name and on behalf of ITC Holding. The members of the ITC Holding Board of Directors are Campbell B. Lanier, III, William H. Scott, III, Donald W. Burton, O. Gene Gabbard, William T. Parr, Malcolm C. Davenport V, J. Smith Lanier, II, William B. Timmerman, Donald W. Weber and Robert P. Dolson. The executive officers of ITC Holding are Campbell B. Lanier, III (Chief Executive Officer), William H. Scott, III (President and Chief Operating Officer), Bryan W. Adams (Senior Vice President, Chief Financial Officer and Assistant Secretary), Kimberley E. Thompson (Senior Vice President, General Counsel and Secretary) and J. Douglas Cox (Senior Vice President, Corporate Development). Such members of the Board of Directors and the executive officers disclaim beneficial ownership of such shares.

(4) The address of Mr. Burton and of each entity comprising South Atlantic is 614 West Bay Street, Suite 200, Tampa, Florida 33606. Includes 3,834 shares held by South Atlantic Venture Fund III, Limited Partnership, of which South Atlantic Venture Partners III, Limited Partnership is the sole general partner, of which Mr. Burton is the managing partner; 2,138 shares held by South Atlantic Venture Fund IV, Limited Partnership, of which Mr. Burton is a general partner; and 1,549 shares held by South Atlantic Venture Fund IV (QP), Limited Partnership, of which Mr. Burton is a general partner. Each of the respective South Atlantic venture funds has sole voting and investment power with respect to the shares beneficially owned by such fund.

(5) The address of each of the AT&T Venture Funds and of Mr. Bodman is 2 Wisconsin Circle, #610, Chevy Chase, Maryland 20815. Includes 543 shares owned by Venture Fund I, L.P., of which Venture Management I, a general partnership, is the general partner, of which Mr. Bodman is the managing general partner; 4,886 shares owned by AT&T Venture Fund II, L.P., of which Venture Management, L.L.C. is the general partner, of which Mr. Bodman is a manager; includes 256 shares owned by Special Partners Fund, L.P., of which Venture Management III, L.L.C. is the general partner, of which Mr. Bodman is a manager; and includes 1,428 shares owned by Special Partners Fund International, L.P., of which the investment general partner is Venture Management III, L.L.C., of which Mr. Bodman is a manager. Each of the respective AT&T Venture Funds has sole voting and investment power with respect to the shares beneficially owned by such fund.

(6) The address of SCANA Communications, Inc. is 440 Knox Abbott Drive, Suite 240, Cayce, SC 29033. Does not include warrants to purchase 753 shares of Preferred Stock to be issued in connection with a construction credit facility or Warrants to purchase 265.3007 shares of Preferred Stock issued in connection with the Offering. Voting and investment power with respect to the shares beneficially owned is exercised by the Board of Directors and the executive officers of SCANA Communications, Inc. in the name and on behalf of such company. The members of the SCANA Communications Inc. Board of Directors are: William B. Timmerman, Bill
      L. Amick, James A. Bennett, William B. Bookhart, Jr., William T. Cassels, Jr., Hugh M. Chapman, Elaine T. Freeman, Lawrence M. Gressette, Jr., W. Hayne Hipp, F. Creighton McMaster, Lynne M. Miller, John B. Rhodes and Maceo K. Sloan. The executive officers of SCANA Communications, Inc. are: William B. Timmerman (President and Chief Executive Officer), George
      J. Bullwinkel, Jr. (President) and Kevin B. Marsh (Vice President-Finance, Chief Financial Officer and Controller). Such members of the Board of Directors and the executive officers disclaim beneficial ownership of such shares.

(7)   Includes 170 shares held by Campbell B. Lanier, III Life Trust.

(8) Includes options to purchase 44 shares of Common Stock which are currently exercisable.

(9) Includes options to purchase 17 shares of Common Stock which are currently exercisable.

(10) Mr. McCormick has shared voting and investment power with respect to such shares with his wife.

(11) Does not include options to purchase 25.7, 66.11, 300, 100, 70 and 50 shares of Common Stock held by Messrs. Luke, Boccucci, Morrow, McCormick, McCants and Hamilton respectively, which are not exercisable within 60 days from January 31, 1998.

(12) The address of each of Messrs. Hilton, Lanier, Gabbard, Scott, Walker, Boccucci, Luke, Morrow, McCormick, McCants and Hamilton and Ms. Warner is c/o KNOLOGY Holdings, Inc., 1241 O.G. Skinner Drive, West Point, Georgia 31833.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has adopted a policy requiring that any material transactions between the Company and persons or entities affiliated with officers, directors or principal stockholders of the Company be on terms no less favorable to the Company than reasonably could have been obtained in arm's-length transactions with independent third parties.

TRANSACTIONS WITH ITC COMPANIES

         The Systems were originally acquired in 1995 by entities that were directly and indirectly owned by ITC Holding. The Company has conducted several private placements of its Preferred Stock which diluted the original ownership interest of ITC Holding, even though ITC Holding also purchased shares of Preferred Stock of the Company in private placements in December 1995, January 1996, May 1996, January 1997 and October 1997. In connection with a reorganization, ITC Holding transferred all of its 7,595 shares of Preferred Stock of the Company to InterCall, a wholly-owned subsidiary of ITC Holding. ITC Holding subsequently purchased additional Preferred Stock of the Company in the Equity Private Placement. ITC Holding purchased all shares of the Company's Preferred Stock owned by Century Telephone in January 1998. As of January 31, 1998, ITC Holding (through its wholly owned subsidiaries) owned approximately 42.0% of the outstanding capital stock of the Company. See "Security Ownership of Certain Beneficial Owners and Management." As of October 20, 1997, Mr. Lanier beneficially owned approximately 21.4% of the common stock of ITC Holding, and Mr. Scott, Mr. Burton and Mr. Gabbard beneficially owned approximately 2.0%, 5.8% and .5%, respectively, of the common stock of ITC Holding as of such date.

         Mr. Walker and Mr. Boccucci served as executive officers of ITC
Holding prior to October 1997 and Mr. Walker currently serves as Chief Executive Officer and director of ITC/\DeltaCom, which until October 1997 was owned by ITC Holding and now is owned by substantially the same stockholders as ITC Holding. Mr. Lanier and Mr. Scott serve as executive officers and directors of ITC Holding and as executive officers and directors of a number of ITC Companies, including ITC/\DeltaCom. Mr. Gabbard is director of ITC Holding and is a director of several ITC Companies, including ITC/\DeltaCom. Mr. Burton serves as a director of several ITC Companies, including ITC Holding, ITC/\DeltaCom and PowerTel, Inc.

         In 1995, ITC Holding extended a series of unsecured, interest-free loans to KNOLOGY Holding, L.L.C. The maximum aggregate principal amount of such loans was $824,405. In 1995, ITC Service Company, a wholly owned subsidiary of ITC Holding, extended to the Company (or KNOLOGY Holding, L.L.C., as applicable) a series of unsecured, interest free loans, the maximum aggregate principal amount of which was $151,583, to be used for the payment of salaries of employees. These loans were repaid by December 31, 1995. In 1995, ITC Holding also extended a series of unsecured loans to KNOLOGY of Montgomery at annual interest rates ranging from 9.25% to 10.5%. The maximum aggregate principal amount of such loans was $1,791,781. The loans were paid in full (including all interest thereon) by January 31, 1996.

         In December 1995, the Company used proceeds from sales of its Preferred Stock to extend an unsecured loan to ITC Holding in the aggregate principal amount of $4,255,835 at an annual interest rate of 7%. In May 1996, the Company extended an unsecured loan to ITC Holding in the aggregate principal amount of $10,500,000 at an annual interest rate of 7%. Both of these loans were paid in full together with interest thereon by December 31, 1996.

         ITC Holding was a co-obligor under the note that was issued in payment of the purchase price for the Montgomery System (the "Montgomery Note") and was a co-party to the stock purchase agreement relating to the Montgomery Acquisition. ITC Holding also was a guarantor of the note that was issued in payment of the purchase price for the Columbus System (the "Columbus Note") and is a co-party to the asset purchase agreement relating to the purchase of the Columbus System. In connection with a reorganization of ITC Holding, ITC Holding pre-paid the Montgomery Note and the Columbus Note and the Company repaid ITC Holding amounts equal to the principal and accrued interest under such notes. The Montgomery Note and Columbus Note (or refinancings of such notes by ITC Holding) were repaid with a portion of the proceeds from the Offering and the Equity Private Placement.

         ITC Holding provides certain administrative services to the Company, including legal and tax planning services. In 1995, 1996 and 1997, the Company paid ITC Holding approximately $1,000, $24,000 and $31,000, respectively, for these services. Additionally, during 1997, ITC Holding paid several invoices related to the construction of the Company's building in West Point, Georgia. As of December 31, 1997, the Company owed ITC Holding approximately $419,000 in connection with such payments.

         The Company leases certain office space in West Point, Georgia from J. Smith Lanier & Co., Inc. In 1995, 1996 and 1997, the Company paid approximately $36,000, $86,000 and $134,000, respectively, for insurance services to J. Smith Lanier & Co., Inc., some of whose stockholders, directors and/or officers also were directors and/or stockholders of ITC Holding and are directors and/or stockholders of ITC Holding.

         The Company's computers are connected with ITC Holding's local area network. The Company pays ITC Holding no remuneration for such connection and believes that the value of such connection is approximately $1,000 per year.

         The Company is a customer of a number of ITC Companies. In 1995, the Company paid Interstate FiberNet approximately $62,830 to construct fiber routes to be developed for future use in Auburn, Alabama and paid Interstate Telephone approximately $5,735 for local telephone service. In addition, the Company received management services from Interstate FiberNet. These services were primarily engineering and construction related. Interstate FiberNet did not bill the Company for these services. The Company believes the value of these services to be approximately $50,000. In 1996 and 1997, respectively, the Company paid the following additional amounts to ITC Companies: approximately $1,350 and $27,027 to Interstate FiberNet for the lease of circuits and network operations center management fees and rent; approximately $16,145 and $154,347 to Interstate Telephone Company for local telephone service; and approximately $11,373 and $64,869 to PowerTel, Inc. for cellular services. The Company has chosen ITC/\DeltaCom as its exclusive long distance carrier and in 1997 the Company paid approximately $23,872 for telecommunications services pursuant to such agreement.

OTHER TRANSACTIONS

         In May 1997, the Company signed a letter of intent with SCANA Corporation, whereby SCANA agreed to provide the Company with a revolving credit facility of up to $40.0 million for network construction and working capital (the "SCANA Credit Facility"). The SCANA Credit Facility would be subject to receiving certain authorizations and approvals and would accrue interest at 12% per annum. Beginning in June 1997, the Company borrowed an aggregate of $11.0 million of principal plus accrued interest (approximately $305,300) from SCANA pursuant to a promissory note. The note accrued interest at the rate of 12% per annum and was payable upon demand after

January 1, 1998. The Company repaid the promissory note in October 1997 with a portion of the proceeds from the Offering and the Equity Private Placement.
The Company has agreed to issue to SCANA warrants to purchase 753 shares of Preferred Stock in connection with the SCANA Credit Facility.

         In October 1997, the Company issued to SCANA 71,050 Units in the Offering, each of which consists of one Senior Discount Note and one Warrant to purchase .003734 shares of Preferred Stock of the Company, for an aggregate purchase price of $39,998,308. Additionally, in October 1997, the Company issued to SCANA 3,334 shares of Preferred Stock for a purchase price of $1,500 per share in the Equity Private Placement.

         The Company provides cable television service to several commercial properties in Panama City Beach owned or controlled by Mr. Hilton, a director of the Company. In connection with its acquisition of the Beach Cable System in December 1997, the Company also leases certain real property for its administrative offices and network equipment from The Hilton Company, of which Mr. Hilton is a general partner.

SALES OF CAPITAL STOCK

         In December 1995 and January 1996, in connection with the initial capitalization of the Company, the Company issued 7,780 shares of Preferred Stock for a purchase price of $1,000 per share to certain of the current stockholders of the Company for an aggregate amount of $7,780,000. ITC Holding contributed $4,000,000 plus all of its direct and indirect interests in Cybernet Holding, L.L.C. (a predecessor of the Company) and in KNOLOGY of Columbus, Inc. (then known as American Cable, Inc.) in exchange for Preferred Stock.

         In April 1996, in connection with a private placement of Preferred Stock of the Company, the Company issued 9,312 shares of Preferred Stock for a purchase price of $1,200 per share to certain of the current stockholders of the Company for an aggregate amount of $11,174,400. In connection with this private placement, the Company, ITC Holding, South Atlantic, Century Telephone and AT&T Venture Funds entered into an Agreement Among Shareholders, which was amended and restated as of July 28, 1997, pursuant to which the parties thereto agreed to take all action within their respective power as may be required, for as long as Century Telephone (and its affiliates) and/or Venture Fund I, L.P. (and their respective affiliates) own equity securities of the Company with a combined voting power in excess of 5% of the aggregate voting power of all outstanding equity securities of the Company (each, a "5% Stockholder" for so long as it owns in excess of 5% of the outstanding equity securities of the Company), to cause to be elected to the Board of Directors of the Company one director designated by each such 5% Stockholder.

         In February 1997, the Company issued 8,960 shares of Preferred Stock to certain of the current stockholders of the Company for a purchase price of $1,200 per share, for an aggregate amount of $10,752,000. As part of this private placement, ITC Holding, Century Telephone, South Atlantic and AT&T Venture Funds contributed $4,302,000, $2,096,400, $1,000,800 and $1,416,000,
respectively, in exchange for such Preferred Stock. See "Description of Capital Stock."

         The Company is a party to a Stockholders' Agreement (the "Stockholders' Agreement"), dated as of December 8, 1995, as amended, with all of the stockholders of the Company. None of the parties to the Stockholders' Agreement may transfer any share of any class or series of capital stock of the Company or any right or option to acquire any share of capital stock of the Company held by such party to third parties (subject to limited exceptions) without having offered rights of first refusal to purchase such securities to the Company.

         The Company issued approximately 21,400 shares of Preferred Stock to qualified investors in the Equity Private Placement for a purchase price of $1,500 per share, for an aggregate amount of approximately $32.2 million. ITC Holding, Century Telephone, South Atlantic, AT&T Venture Funds and SCANA purchased approximately $10.0 million, $2.5 million, $5.5 million, $5.0 million and $5.0 million of Preferred Stock, respectively, in the Equity Private Placement.

         On October 22, 1997, the Company completed a private offering of 444,100 Units, each of which consisted of one 11-7/8% Senior Discount Note and one Warrant to purchase .003734 shares of Preferred Stock of the Company at an exercise price of $.01 per share, subject to adjustment, for $444.1 million aggregate principal amount at maturity yielding net proceeds of approximately $242.4 million. The Senior Discount Notes issued in the Offering were subsequently exchanged for $444.1 million aggregate principal amount at maturity of substantially identical Exchange Notes that had been registered under the Securities Act in the Exchange Offer that expired on March 24, 1998.



                                    PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

         (a)(1) The following Consolidated Financial Statements of the Company and independent auditor's report are included in Item 8 of this Form 10-K.

                 Report of Independent Public Accountants.

                 Company's Consolidated Balance Sheets as of December 31, 1996 and 1997.

                 Consolidated Statements of Operations for the Four Months Ended April 30, 1995, the Eight Months Ended December 31, 1995 and the Years Ended December 31, 1996 and 1997.

                 Consolidated Statements of Cash Flows for the Four Months Ended April 30, 1995, the Eight Months Ended December 31, 1995 and the Years Ended December 31, 1996 and 1997.

                 Consolidated Statements of Stockholders' (Deficit) Equity for the Four Months Ended April 30, 1995, the Eight Months Ended December 31, 1995 and the Years Ended December 31, 1996 and 1997.

                 Notes to Consolidated Financial Statements.

         (a)(2) The following financial statement schedule is filed as part of this report and is attached hereto as pages S-1 and S-2.

                 Independent Auditor's Report on the Financial Statement Schedules.

                 Schedule II -- Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission either have been included in the Consolidated Financial Statements of the Company or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

         (a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

EXHIBIT NUMBER                             EXHIBIT DESCRIPTION
--------------                             -------------------
 2.1            Agreement and Plan of Merger, dated December 5, 1997, by and among KNOLOGY Holdings, Inc., KNOLOGY of Panama City,
                Inc., Beach Cable, Inc. and L. Charles Hilton (Filed as Exhibit 2.1 to the Registration Statement on Form S-4, File
                No. 333-43339 (the "Form S-4") and incorporated herein by reference).

 3.1            Certificate of Incorporation of KNOLOGY Holdings, Inc. (Filed as Exhibit 3.1 to the Form S-4 and incorporated herein by reference).

 3.2            Amended and Restated Bylaws of KNOLOGY Holdings, Inc. (Filed as Exhibit 3.2 to the Form S-4 and incorporated herein by reference).

 4.1            Indenture dated as of October 22, 1997 between KNOLOGY Holdings, Inc. and United States Trust Company of New York,
                as Trustee, relating to the 11-7/8% Senior Discount Notes Due 2007 of KNOLOGY Holdings, Inc. (Filed as Exhibit 4.1
                to the Form S-4 and incorporated herein by reference).

 4.2            Registration Rights Agreement, dated October 22, 1997, between KNOLOGY Holdings, Inc., the Placement Agents and
                SCANA Communications, Inc. (Filed as Exhibit 4.2 to the Form S-4 and incorporated herein by reference).

 4.3            Form of Senior Discount Note (contained in Indenture filed as Exhibit 4.1).

 4.4            Form of Exchange Note (contained in Indenture filed as Exhibit 4.1).

 10.1           Unit Purchase Agreement, dated as of October 16, 1997 between KNOLOGY Holdings, Inc. and SCANA Communications, Inc.
                (Filed as Exhibit 10.1 to the Form S-4 and incorporated herein by reference).

 10.2           Warrant Agreement, dated as of October 22, 1997, between KNOLOGY Holdings, Inc. and United States Trust Company of
                New York (including form of Warrant Certificate) (Filed as Exhibit 10.2 to the Form S-4 and incorporated herein by reference).

 10.3           Warrant Registration Rights Agreement, dated as of October 22, 1997, between KNOLOGY Holdings, Inc. and United
                States Trust Company of New York (Filed as Exhibit 10.3 to the Form S-4 and incorporated herein by reference).

 10.4           Sub-Lease Indenture dated November 1, 1995 by and between J. Smith Lanier & Co. Financial Services, Inc. and ITC
                Holding Company, Inc. (Filed as Exhibit 10.4 to the Form S-4 and incorporated herein by reference).

 10.5           Lease Agreement dated April 15, 1996 by and between D.L. Jordan and American Cable Company, Inc. (Filed as Exhibit
                10.5 to the Form S-4 and incorporated herein by reference).

 10.6           Lease Agreement dated April 19, 1996 by and between B.E. Satterwhite and American Cable Company, Inc. (Filed as
                Exhibit 10.6 to the Form S-4 and incorporated herein by reference).

 10.7           Pole Attachment Agreement dated January 1, 1998 by and between Gulf Power Company and Beach Cable, Inc. (Filed as
                Exhibit 10.7 to the Form S-4 and incorporated herein by reference).

 10.8           Lease Agreement dated August 19, 1996 by and between Vaughn/Taylor, L.L.C. and Montgomery Cablevision and
                Entertainment, Inc. (Filed as Exhibit 10.8 to the Form S-4 and incorporated herein by reference).

 10.9           Lease Agreement dated August 20, 1996 by and between William H. McLemore and Montgomery Cablevision and
                Entertainment, Inc. (Filed as Exhibit 10.9 to the Form S-4 and incorporated herein by reference).

 10.10          Lease Agreement dated November 7, 1996 by and between Samuel B. Hewitt and American Cable Company, Inc. (Filed as
                Exhibit 10.10 to the Form S-4 and incorporated herein by reference).

 10.11          Site Agreement dated November 19, 1996 by and between John Walter Stowers and Montgomery Cablevision and
                Entertainment, Inc. (Filed as Exhibit 10.11 to the Form S-4 and incorporated herein by reference).

 10.12          Office Lease Agreement dated February 15, 1997 by and between Scott P. Pinckard and Cybernet Holdings, Inc. (Filed as Exhibit 10.12 to the Form S-4 and incorporated herein by reference).

 10.13*         Lease Agreement dated April 2, 1997 by and between Interstate Telephone Company and Cybernet Holding, Inc. (Filed as
                Exhibit 10.13 to the Form S-4 and incorporated herein by reference).

 10.14          Lease Agreement dated May 15, 1997 by and between Southern Boulevard Corporation and Cybernet Holding d/b/a
                Montgomery Cablevision and Entertainment, Inc. (Filed as Exhibit 10.14 to the Form S-4 and incorporated herein by reference).

 10.15          Lease Agreement dated August 23, 1997 by and between Interstate Fibernet, Inc. and KNOLOGY Holdings, Inc. (Filed as
                Exhibit 10.15 to the Form S-4 and incorporated herein by reference).

 10.16*         Telecommunications Facility Lease and Capacity Agreement, dated  September 10, 1996, by and between Troup EMC
                Communications, Inc. and Cybernet Holding, Inc. (Filed as Exhibit 10.16 to the Form S-4 and incorporated herein by reference).

 10.17          Master Pole Attachment Agreement dated January 12, 1998 by and between South Carolina Electric and Gas and KNOLOGY
                Holdings, Inc. d/b/a/ KNOLOGY of Charleston (Filed as Exhibit 10.17 to the Form S-4 and incorporated herein by reference).

 10.18          Pole Attachment Agreement dated May 21, 1990 by and between the Georgia Power Company and American Cable Company
                (Filed as Exhibit 10.18 to the Form S-4 and incorporated herein by reference).

 10.19          License Agreement for Pole Attachments dated June 19, 1990 by and between South Central Bell Telephone Company and
                Montgomery Cablevision and Entertainment, Inc. (Filed as Exhibit 10.19 to the Form S-4 and incorporated herein by reference).

 10.20          Agreement for Attachments of Cables, Amplifiers, and Associated Equipment for the Provision of Cable Television
                Service dated March 1, 1993 by and between Alabama Power Company and Montgomery Cablevision and Entertainment, Inc.
                (Filed as Exhibit 10.20 to the Form S-4 and incorporated herein by reference).

 10.21*         License Agreement for Pole Attachments and/or Conduit Occupancy dated July 28, 1993 by and between BellSouth
                Telecommunications, Inc. d/b/a Southern Bell Telephone and Telegraph Company and American Cable Company. (Filed as
                Exhibit 10.21 to the Form S-4 and incorporated herein by reference).

 10.22*         License Agreement dated September 29, 1995 by and between Montgomery Cablevision and Entertainment, Inc. and
                American Communications Services of Montgomery, Inc. (Filed as Exhibit 10.22 to the Form S-4 and incorporated herein by reference).

 10.23*         License Agreement dated January 17, 1996 by and between American Cable, Inc. and American Communication Services of
                Columbus, Inc. (Filed as Exhibit 10.23 to the Form  S-4 and incorporated herein by reference).

 10.24*         Addendum to License Agreement dated April 21, 1997 by and between American Cable, Inc. and American Communication
                Services of Columbus, Inc. (Filed as Exhibit 10.24 to the Form S-4 and incorporated herein by reference).

 10.25          Lease Agreement, dated December 5, 1997 by and between The Hilton Company and KNOLOGY of Panama City, Inc. (Filed as
                Exhibit 10.25 to the Form S-4 and incorporated herein by reference).

 10.26*         Billing and Collection Services Agreement dated April 2, 1997 by and between Interstate Telephone Company and
                Cybernet Holding, Inc. (Filed as Exhibit 10.26 to the Form S-4 and incorporated herein by reference).

 10.27*         Operator and Related Services Agreement dated April 14, 1997 by and between Eastern Telecom Inc. d/b/a Inter Quest and Cybernet Holding, Inc. (Filed as Exhibit 10.27 to the Form S-4 and incorporated herein by reference).

 10.28*         Agreement for Telecommunication Services dated May 1, 1997 by and between Cybernet Holding, Inc. and DeltaCom, Inc.
                (Filed as Exhibit 10.28 to the Form S-4 and incorporated herein by reference).

 10.29*         First Addendum to Service Agreement dated July 7, 1997 by and between KNOLOGY Holdings, Inc. and DeltaCom, Inc.
                (Filed as Exhibit 10.29 to the Form S-4 and incorporated herein by reference).

 10.30          Interconnection Agreement by and among BellSouth Communications, Inc., Cybernet Holding, Inc., American Cable, Inc.
                and Montgomery Cablevision & Entertainment, Inc., dated April 15, 1997 (Filed as Exhibit 10.30 to the Form S-4 and
                incorporated herein by reference).

 10.31          Amendment to Interconnection Agreement by and among BellSouth Telecommunications, Inc., Cybernet Holding, Inc.,
                American Cable, Inc. and Montgomery Cablevision & Entertainment, dated May 1, 1997. (Filed as Exhibit 10.31 to the
                Form S-4 and incorporated herein by reference).

 10.32          Second Amendment to Interconnection Agreement by and among BellSouth Telecommunications, Inc., Cybernet Holding,
                Inc., American Cable, Inc. and Montgomery Cablevision & Entertainment, dated July 7, 1997 (Filed as Exhibit 10.32 to the Form S-4 and incorporated herein by reference).

 10.33          Commitment Letter from First Union National Bank to KNOLOGY Holdings, Inc., dated October 15, 1997 (Filed as Exhibit
                10.33 to the Form S-4 and incorporated herein by reference).

 10.33.1        Commitment Extension Letter from First Union National Bank to KNOLOGY Holdings, Inc., dated December 12, 1997 (Filed as Exhibit 10.33.1 to the Form S-4 and incorporated herein by reference).

 10.34          Certificate of Membership with National Cable Television Cooperative, dated January 29, 1996, of Cybernet Holding,
                Inc. (Filed as Exhibit 10.34 to the Form S-4 and incorporated herein by reference).

 10.35          Stockholders' Agreement among KNOLOGY Holdings, Inc. and Certain Stockholders Thereof dated as of December 8, 1995
                (Filed as Exhibit 10.35 to the Form S-4 and incorporated herein by reference).

 10.36          Amendment No. 1 to Stockholders' Agreement dated as of January 25, 1996 (Filed as Exhibit 10.36 to the Form S-4 and
                incorporated herein by reference).

 10.37          Amendment No. 2 to Stockholders' Agreement dated as of April 18, 1996 (Filed as Exhibit 10.37 to the Form S-4 and
                incorporated herein by reference).

 10.38          Amended and Restated Agreement Among Shareholders Among KNOLOGY Holdings, Inc. and Certain Shareholders thereof dated as of July 28, 1997 (Filed as Exhibit 10.38 to the Form S-4 and incorporated herein by reference).

 10.39          Ordinance (Harris County, Georgia) dated April 6, 1982 (Filed as Exhibit 10.39 to the Form S-4 and incorporated herein by reference).

 10.40          Ordinance (Harris County, Georgia) to Amend Cable Franchise Ordinance of April 6, 1982, dated November 5, 1996
                (Filed as Exhibit 10.40 to the Form S-4 and incorporated herein by reference).

 10.41          Ordinance (Bibb City, Georgia) dated October 5, 1990 (Filed as Exhibit 10.41 to the Form S-4 and incorporated herein by reference).

 10.42          Ordinance No. 88-53 (Columbus, Georgia) dated May 17, 1988 (Filed as Exhibit 10.42 to the Form S-4 and incorporated herein by reference).

 10.43          Ordinance No. 89-3 (Columbus, Georgia) dated January 10, 1989 (Filed as Exhibit 10.43 to the Form S-4 and
                incorporated herein by reference).

 10.44          Ordinance No. 16-90 (Montgomery, Alabama) dated March 6, 1990 (Filed as Exhibit 10.44 to the Form S-4 and
                incorporated herein by reference).

 10.45          Ordinance No. 50-76 (Montgomery, Alabama) (Filed as Exhibit 10.45 to the Form S-4 and incorporated herein by reference).

 10.45.1        Ordinance No. 9-90 (Montgomery, Alabama) dated January 16, 1990 (Filed as Exhibit 10.45.1 to the Form S-4 and
                incorporated herein by reference).

 10.46          Resolution No. 58-95 (Montgomery, Alabama) dated April 6, 1995 (Filed as Exhibit 10.46 to the Form S-4 and
                incorporated herein by reference).


 10.47          Resolution No. 92-7 (Panama City Beach, Florida) dated July 23, 1992 (Filed as Exhibit 10.47 to the Form S-4 and
                incorporated herein by reference).

 10.48          License (Bay County, Florida) dated January 5, 1993 (Filed as Exhibit 10.48 to the Form S-4 and incorporated herein by reference).

 10.49          Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997 (Filed as Exhibit 10.49 to the Form S-4 and
                incorporated herein by reference).

 10.50          Resolution No. 2075 (Bay County, Florida) dated November 18, 1997 (Filed as Exhibit 10.50 to the Form S-4 and
                incorporated herein by reference).

 10.51*         Collocation Agreement between Interstate FiberNet and Cybernet Holding, Inc., dated July 1, 1997 (Filed as Exhibit
                10.51 to the Form S-4 and incorporated herein by reference).

 10.52*         License Agreement for Pole Attachments and/or Conduit Occupancy in Florida dated September 15, 1993 between
                BellSouth Telecommunications, Inc. d/b/a Southern Bell Telephone and Telegraph and Beach Cable, Inc. (Filed as
                Exhibit 10.52 to the Form S-4 and incorporated herein by  reference).

 10.53          Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998.

 10.54          Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998.

 11.1           Computation of Earnings Per Share of Common Stock.

 12.1           Statement regarding Computation of Ratio of Earnings to Fixed Charges.

 21.1           Subsidiaries of KNOLOGY Holdings, Inc. (Filed as Exhibit 21.1 to the Form S-4 and incorporated herein by reference).

 23.1           Consent of Arthur Andersen LLP.

 27.1           Financial Data Schedule.

----------
* Confidential treatment has been granted. The copy filed as an exhibit omits the information subject to the confidential treatment request.


         (b)  REPORTS ON FORM 8-K.

         On February 17, 1998, the Company filed a Current Report on Form 8-K to report the acquisition on December 5, 1997 of Beach Cable, Inc. and to include the relevant financial statements of KNOLOGY of Panama City, Inc., including the relevant pro forma financial information for the Company.

         (c)  EXHIBITS

         The Company hereby files as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

         (d)  FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule is filed herewith:

         Schedule II -- Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in the Consolidated Financial Statements of the Company or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 27th day of March, 1998.


                               KNOLOGY HOLDINGS, INC.


                               By:     /s/ William E. Morrow
                                       -----------------------------------
                                       William E. Morrow
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.



Signature                                  Title                                              Date
---------                                  -----                                              ----
/s/ O. GENE GABBARD                        Chairman of the Board and Director                 March 27, 1998
------------------------------------
O. Gene Gabbard


/s/ William E. Morrow                      President, Chief Executive Officer                 March 27, 1998
------------------------------------       and Director  (Principal executive officer)
William E. Morrow


/s/ James K. McCormick                     Chief Financial Officer and Secretary              March 27, 1998
------------------------------------       (Principal financial officer and principal
James K. McCormick                         accounting officer)



/s/ Donald W. Burton                       Director                                           March 26, 1998
------------------------------------
Donald W. Burton


/s/ William H. Scott, III                  Director                                           March 26, 1998
------------------------------------
William H. Scott, III


/s/ ANDREW M. WALKER                       Director                                           March 27, 1998
------------------------------------
Andrew M. Walker


/s/ Campbell B. Lanier, III                Director                                           March 26, 1998
------------------------------------
Campbell B. Lanier, III

/s/ Richard Bodman                         Director                                           March 25, 1998
------------------------------------
Richard Bodman


                                           Director                                           March __, 1998
------------------------------------
L. Charles Hilton, Jr.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



KNOLOGY HOLDINGS, INC.

Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-2

Consolidated Balance Sheets---December 31, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . . .    F-3

Consolidated Statements of Operations for the Four Months Ended April 30, 1995, the
Eight Months Ended December 31, 1995, and the Years Ended December 31, 1996 and 1997  . . . . . . . .    F-4

Consolidated Statements of Cash Flows for the Four Months Ended April 30, 1995,
the Eight Months Ended December 31, 1995, and the Years Ended December 31, 1996 and 1997  . . . . . .    F-5

Consolidated Statements of Stockholders' (Deficit) Equity for the Four Months Ended
April 30, 1995, the Eight Months Ended December 31, 1995, and the Years Ended
December 31, 1996 and 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-7


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of KNOLOGY Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of KNOLOGY HOLDINGS, INC. (a Delaware corporation) AND SUBSIDIARIES (SUCCESSOR COMPANY) AND KNOLOGY OF MONTGOMERY, INC. (an Alabama corporation) (PREDECESSOR COMPANY) as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the four months ended April 30, 1995, the eight months ended December 31, 1995 and the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KNOLOGY Holdings, Inc. and subsidiaries (Successor Company) and KNOLOGY of Montgomery, Inc. (Predecessor Company) as of December 31, 1995 and 1996 and the results of their operations and their cash flows for the four months ended April 30, 1995, the eight months ended December 31, 1995 and the years ended December 31, 1996 and 1997 in conformity with generally accepted accounting principles. As discussed in Note 1 to the financial statements, effective April 28, 1995, KNOLOGY Holdings, Inc. acquired a majority ownership interest in KNOLOGY of Montgomery, Inc. in a business combination accounted for as a purchase. As a result of this acquisition, the financial information for the periods after the acquisition is presented on a different cost basis than for the periods before the acquisition and, therefore, is not comparable.



ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 6, 1998

                   KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                             (SUCCESSOR COMPANY)

                       AND KNOLOGY OF MONTGOMERY, INC.

                            (PREDECESSOR COMPANY)


                         CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1997



                                     ASSETS

                                                            December 31,
                                                         1996         1997
                                                     ------------ ------------
CURRENT ASSETS:
   Cash and cash equivalents                         $    83,092  $ 6,144,581
   Marketable securities                                       0  227,880,923
   Accounts receivable--trade, less allowance for
     doubtful accounts of $23,342, and $108,529          885,463    1,607,859
     in 1996, and 1997, respectively
   Interest receivable--affiliate (Note 8)                 1,345            0
   Deferred tax assets (Note 6)                                0            0
   Prepaid expenses                                      280,920       37,060
                                                     ------------ ------------
          Total current assets                         1,250,820  235,670,423
                                                     ------------ ------------
PROPERTY AND EQUIPMENT:
   Cable system and installation equipment            20,965,636   56,909,159
   Test and office equipment                             421,997    1,628,485
   Automobiles and trucks                                286,422      837,490
   Production equipment                                        0      297,286
   Buildings                                                   0    1,936,035
   Inventory, less allowance for shrinkage of
     $30,000 in 1997                                   1,605,922    5,806,320
   Leasehold improvements                                170,272      324,270
                                                     ------------ ------------
                                                      23,450,249   67,739,045
   Less accumulated depreciation and amortization     (1,973,040)  (5,171,309)
                                                     ------------ ------------
          Property and equipment, net (Note 1)        21,477,209   62,567,736
COST IN EXCESS OF NET ASSETS ACQUIRED, NET OF        ------------ ------------
   ACCUMULATED AMORTIZATION OF $202,516, AND
   $441,877 IN 1996, AND 1997, RESPECTIVELY (NOTE
   2)                                                  6,877,607    9,433,385
DEBT ISSUANCE COSTS, NET OF ACCUMULATED              ------------ ------------
   AMORTIZATION OF $121,652 IN                                 0    7,761,655
   1997 (NOTE 3)                                     ------------ ------------
ORGANIZATIONAL COSTS, NET OF ACCUMULATED
   AMORTIZATION OF $157,535, AND $253,942 IN             326,590      701,106
   1996, AND 1997, RESPECTIVELY                      ------------ ------------
OTHER                                                      9,519       63,795
                                                     ------------ ------------
          Total assets                               $29,941,745 $316,198,100
                                                     ============ ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Current portion of long-term debt (Note 3)         $1,027,873  $    25,094
   Accounts payable                                    1,894,178    5,817,733
   Accounts payable--affiliate (Note 8)                    7,073      452,346
   Accrued liabilities                                   907,247    1,638,042
   Unearned revenue                                      615,651      907,048
                                                      ----------- ------------
          Total current liabilities                    4,452,022    8,840,263

NONCURRENT LIABILITIES:
   Long-term notes payable (Note 3)                   11,291,296      120,804
   Long-term accrued interest payable                          0    3,201,688
   Bonds payable, net of discount of
     $194,189,569 in 1997                                      0  249,910,431
                                                      ----------- ------------
          Total liabilities                           15,743,318  253,232,923
                                                      ----------- ------------
DEFERRED TAX LIABILITIES, NET OF ALLOWANCE OF
   $2,475,223, AND $4,165,308 IN 1996, AND 1997,
   RESPECTIVELY (NOTE 6)                                       0            0
COMMITMENTS AND CONTINGENCIES (NOTES 4 AND 5)
                                                      ----------- ------------
WARRANTS (NOTE 3)                                              0    2,486,960
                                                      ----------- ------------
STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $.01 par value
     per share; 50,000 and 100,000 shares authorized,
     17,092 and 49,985 shares issued and outstanding
     in 1996 and 1997, respectively                          171          500
   Common stock, $.01 par value per share; 15,000
     and 200,000 shares authorized, no shares issued
     and outstanding in 1996 and 1997, respectively            0            0
   Additional paid-in capital                         18,509,218   65,060,712
   Accumulated deficit                                (4,310,962) (13,402,495)
   Unrealized losses on marketable securities                  0      (20,763)
     (Note 2)                                        ------------ ------------
          Total stockholders' equity                  14,149,427   51,637,954
                                                     ------------ ------------
          Total liabilities and stockholders'
            equity                                   $29,941,745 $316,198,100
                                                     ============ ============

 The accompanying notes are an integral part of these consolidated statements.

                                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                                               (SUCCESSOR COMPANY)

                                         AND KNOLOGY OF MONTGOMERY, INC.

                                              (PREDECESSOR COMPANY)


                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE FOUR MONTHS ENDED APRIL 30, 1995, THE EIGHT MONTHS ENDED DECEMBER 31, 1995,

                                  AND THE YEARS ENDED DECEMBER 31, 1996 AND 1997



                                                             PREDECESSOR
                                                               COMPANY                 SUCCESSOR COMPANY
                                                            ------------  -------------------------------------------
                                                             Four Months   Eight Months       Year          Year
                                                                Ended          Ended         Ended          Ended
                                                              April 30,    December 31,   December 31,  December 31,
                                                                1995           1995           1996          1997
                                                            ------------  -------------------------------------------
OPERATING REVENUES:
   Subscriber                                                $ 811,103     $ 2,016,082   $ 4,682,666    $ 9,041,549
   Miscellaneous                                                46,058         180,916       651,517      1,313,519
                                                           --------------- ------------- -------------- -------------
            Total                                              857,161       2,196,998     5,334,183     10,355,068
                                                           --------------- ------------- -------------- -------------
OPERATING EXPENSES:
   General and administrative                                  175,724       1,027,001     2,346,201      4,383,830
   Programming charges                                         409,325       1,029,959     2,513,693      4,758,730
   Depreciation and amortization                               259,336         745,004     1,640,025      3,715,184
   Field and technical                                          98,293         417,273       877,870      1,564,654
   Sales and marketing                                          16,590          58,414       659,667      1,444,056
                                                           --------------- ------------- -------------- -------------
            Total                                              959,268       3,277,651     8,037,456     15,866,454
                                                           --------------- ------------- -------------- -------------
OPERATING LOSS                                                (102,107)     (1,080,653)   (2,703,273)    (5,511,386)
                                                           --------------- ------------- -------------- -------------
OTHER INCOME AND EXPENSES:
   Affiliate interest income (Note 8)                                0          12,098       273,799              0
   Other interest income                                             0           6,646        46,221      2,774,909
   Affiliate interest expense (Note 8)                          (2,017)        (58,856)            0              0
   Other interest expense                                      (19,861)       (509,057)   (1,055,498)    (6,226,023)
   Other income (expense), net                                       0               0       (60,000)      (129,033)
                                                           --------------- ------------- -------------- -------------
            Total                                              (21,878)       (549,169)     (795,478)    (3,580,147)
                                                           --------------- ------------- -------------- -------------
LOSS BEFORE MINORITY INTEREST AND INCOME TAX BENEFIT         $(123,985)    $(1,629,822)  $(3,498,751)    (9,091,533)

MINORITY INTEREST (NOTE 2)                                           0         109,837             0              0
                                                           --------------- ------------- -------------- -------------
LOSS BEFORE INCOME TAX BENEFIT                                (123,985)     (1,519,985)   (3,498,751)    (9,091,533)

INCOME TAX BENEFIT                                                   0         334,451       373,323              0
                                                           --------------- ------------- -------------- -------------
NET LOSS                                                      (123,985)     (1,185,534)   (3,125,428)    (9,091,533)

PREFERRED STOCK DIVIDENDS                                     (230,407)              0             0              0
                                                           --------------- ------------- -------------- -------------
NET LOSS AFTER PREFERRED STOCK DIVIDENDS                     $(354,392)    $(1,185,534)  $(3,125,428)   $(9,091,533)
                                                           =============== ============= ============== =============

PRIMARY NET LOSS PER SHARE (NOTE 2):
Weighted average shares outstanding--7,520, 13,626,
   and 28,835 shares in 1995, 1996, and 1997,
   respectively                                                  $0.00        $(157.65)     $(229.37)      $(315.30)
                                                           =============== ============= ============== =============



 The accompanying notes are an integral part of these consolidated statements.

                                        KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                                                  (SUCCESSOR COMPANY)

                                            AND KNOLOGY OF MONTGOMERY, INC.

                                                 (PREDECESSOR COMPANY)


                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE FOUR MONTHS ENDED APRIL 30, 1995, THE EIGHT MONTHS ENDED DECEMBER 31, 1995,

                                     AND THE YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                                        PREDECESSOR
                                                                          COMPANY                   SUCCESSOR COMPANY
                                                                      --------------  -------------------------------------------
                                                                                       Eight Months      Year            Year
                                                                        Four Months       Ended          Ended          Ended
                                                                           Ended       December 31,  December 31,    December 31,
                                                                      April 30, 1995       1995          1996            1997
                                                                      --------------   ------------  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $(123,985)    $(1,185,534)   $ (3,125,428) $   (9,091,533)
                                                                        ---------     -----------    ------------  --------------
   Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                       259,336         745,004       1,640,025       3,655,689
      Loss on disposition of assets                                             0               0          21,370          23,464
      Deferred income tax benefit                                               0        (334,451)       (373,323)              0
      Minority interest                                                         0        (109,837)              0               0
      Changes in current assets and liabilities:
         Accounts receivable                                              (11,069)       (205,159)       (512,337)       (721,396)
         Prepaid expenses                                                   7,955         (86,156)       (180,950)        244,199
         Accounts payable                                                  79,608        (246,687)        (39,648)      4,361,740
         Accrued liabilities and interest                                  28,528         372,966         293,394         163,317
         Unearned revenue                                                 (96,297)        336,894         278,757         243,007
         Other                                                                  0         (29,968)            133           1,345
                                                                        ---------     -----------    ------------  --------------
            Total adjustments                                             268,061         442,606       1,127,421       7,971,365
                                                                        ---------     -----------    ------------  --------------
            Net cash provided by (used in) operating activities           144,076        (742,928)     (1,998,007)     (1,120,168)
                                                                        ---------     -----------    ------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of retirements                             $ (42,504)    $(1,291,080)   $(14,416,135) $  (39,625,408)
   Organizational cost expenditures, net of write-offs                          0        (453,736)        (20,133)       (470,923)
   Purchase of investments                                                      0               0          (5,000) (1,346,150,712)
   Proceeds from sales of investments                                           0               0               0   1,118,194,411
   Proceeds from sales of property                                              0               0               0          69,152
                                                                        ---------     -----------    ------------  --------------
            Net cash used in investing activities                         (42,504)     (1,744,816)    (14,441,268)   (267,983,480)
                                                                        ---------     -----------    ------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Advances to) repayments from affiliate                                      0      (4,255,836)      4,255,836               0
   Proceeds from issuances of debt and short-term
    borrowings, net of discount and issue costs on bonds                        0          51,389       1,258,238     257,370,383
   Principal payments on debt and short-term borrowings                  (104,889)       (478,624)       (160,900)    (29,903,385)
   Proceeds from initial capitalization of Successor Company                    0         200,000               0               0
   Proceeds from issuance of preferred stock, net of
    related offering expenses                                                   0       7,254,690      10,868,699      42,824,323
   Accretion of discount on bonds                                               0               0               0       2,386,856
   Proceeds from issuance of warrants                                           0               0               0       2,486,960
                                                                        ---------     -----------    ------------  --------------
            Net cash (used in) provided by financing activities          (104,889)      2,771,619      16,221,873     275,165,137
                                                                        ---------     -----------    ------------  --------------
NET (DECREASE) INCREASE IN CASH                                            (3,317)        283,875        (217,402)      6,061,489

CASH AT BEGINNING OF PERIOD                                                19,936          16,619         300,494          83,092
                                                                        ---------     -----------    ------------  --------------
CASH AT END OF PERIOD                                                   $  16,619     $   300,494    $     83,092  $    6,144,581
                                                                        ---------     -----------    ------------  --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                             $  22,027     $    46,762    $  1,016,039  $    1,543,125
                                                                        ---------     -----------    ------------  --------------

   Cash paid during the period for income taxes                         $       0     $         0    $          0  $            0
                                                                        ---------     -----------    ------------  --------------

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Preferred stock dividends                                            $ 230,407     $         0    $          0  $            0
                                                                        =========     ===========    ============  ==============
   Acquisition of Beach Cable:
      Fair value of assets acquired, including goodwill                         0               0               0       7,552,144
      Preferred stock issued in connection with acquisitions                    0               0               0       3,727,500
                                                                        ---------     -----------    ------------  --------------
         Liabilities assumed                                                    0               0               0       3,824,644
                                                                        =========     ===========    ============  ==============




 The accompanying notes are an integral part of these consolidated statements.

                                        KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                                                  (SUCCESSOR COMPANY)

                                            AND KNOLOGY OF MONTGOMERY, INC.

                                                 (PREDECESSOR COMPANY)


                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                  FOR THE FOUR MONTHS ENDED APRIL 30, 1995, THE EIGHT MONTHS ENDED DECEMBER 31, 1995,

                                     AND THE YEARS ENDED DECEMBER 31, 1996 AND 1997






                                                                 COMMON STOCK     ADDITIONAL     PREFERRED STOCK
                                                              ----------------      PAID-IN     ----------------
                                                              SHARES    AMOUNT      CAPITAL     SHARES    AMOUNT
                                                              ------    ------      -------     ------    ------
PREDECESSOR COMPANY:

   BALANCE AT APRIL 30, 1995                                   1,000     $10     $  6,563,598      197      $197

SUCCESSOR COMPANY:

   INITIAL CAPITAL CONTRIBUTION                                    0       0          200,000        0         0

      Acquisition of Predecessor Company                      (1,000)    (10)      (6,563,598)    (197)     (197)
      Conversion of capital to preferred stock                     0       0               (2)      20         2
      Issuance of preferred stock, net of related
         offering expenses of $65,310                              0       0        7,254,617    7,500        73
                                                              ------- ---------- ------------- --------- ---------
   BALANCE AT DECEMBER 31, 1995                                    0       0        7,454,615    7,520        75

      Issuance of preferred stock, net of related
         offering expenses of $379,701                             0    $  0      $11,054,603    9,572     $  96
      Net loss                                                     0       0                0        0         0
                                                              ------- ---------- ------------- --------- ---------
   BALANCE AT DECEMBER 31, 1996                                    0       0       18,509,218   17,092       171

      Issuance of preferred stock, net of related
         offering expenses of $99,677                              0       0      $42,824,019   30,408      $304
                                                                   0
      Purchase of Beach Cable (Note 1)                             0       0        3,727,475    2,485        25
      Net loss                                                     0       0                0        0         0
      Unrealized loss on marketable securities                     0       0                0        0         0
                                                              ------- ---------- ------------- --------- ---------
   BALANCE AT DECEMBER 31, 1997                                    0    $  0      $65,060,712   49,985      $500
                                                              ======= ========== ============= ========= =========


                                                                                                     UNREALIZED       TOTAL
                                                                 TREASURY STOCK                       LOSS ON     STOCKHOLDERS'
                                                                ----------------     ACCUMULATED     MARKETABLE     (DEFICIT)
                                                                SHARES    AMOUNT       DEFICIT       SECURITIES      EQUITY
                                                                ------    ------       -------       ----------      ------
PREDECESSOR COMPANY:

   BALANCE AT APRIL 30, 1995                                   (5,104)  $(255,200) $ (6,410,590)   $        0     $   (101,985)

SUCCESSOR COMPANY:

   INITIAL CAPITAL CONTRIBUTION                                     0           0             0             0          200,000

      Acquisition of Predecessor Company                        5,104     255,200     6,410,590             0          101,985
      Conversion of capital to preferred stock                      0           0             0             0                0
      Issuance of preferred stock, net of related
         offering expenses of $65,310                               0           0             0             0        7,254,690
                                                               -------- ---------- --------------- -------------- -------------
   BALANCE AT DECEMBER 31, 1995                                     0           0    (1,185,534)            0        6,269,156

      Issuance of preferred stock, net of related
         offering expenses of $379,701                              0   $       0  $          0             0     $ 11,054,699
      Net loss                                                      0           0    (3,125,428)            0       (3,125,428)
                                                               -------- ---------- --------------- -------------- -------------
   BALANCE AT DECEMBER 31, 1996                                     0           0    (4,310,962)            0       14,198,427

      Issuance of preferred stock, net of related
         offering expenses of $99,677                               0   $       0  $          0    $        0     $ 42,824,323
      Purchase of Beach Cable (Note 1)                              0           0             0             0        3,727,500
      Net loss                                                      0           0    (9,091,533)            0       (9,091,533)
      Unrealized loss on marketable securities                      0           0             0       (20,763)         (20,763)
                                                               -------- ---------- --------------- -------------- -------------
   BALANCE AT DECEMBER 31, 1997                                     0   $       0  $(13,402,495)     $(20,763)    $(51,637,954)
                                                               ======== ========== =============== ============== =============



  The accompanying notes are an integral part of these consolidated statements.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1996, AND 1997



1.  ORGANIZATION AND NATURE OF BUSINESS

    KNOLOGY Holdings, Inc. (formerly Cybernet Holding, Inc.) and its subsidiaries (the "Company" or "Successor Company") provide residential and business customers broadband communications services; including cable television, telephone, and high-speed Internet access service, to various areas in the southeastern United States. The Company was initially capitalized as ITC Broadband Services, L.L.C. (subsequently changed to CyberNet Holding, L.L.C.) in March 1995, at which time it was ultimately wholly owned by the corporate predecessor of ITC Holding Company, Inc. (together with such predecessor, "ITC Holding"). Due to subsequent equity transactions (Note 7), the Company is no longer a consolidated subsidiary of ITC Holding.

    CyberNet Holding, L.L.C. was established for the purpose of the acquisition of KNOLOGY of Montgomery, Inc., formerly, Montgomery Cablevision & Entertainment ("KNOLOGY of Montgomery" or "Predecessor Company"), a provider of cable television services in Montgomery, Alabama. This acquisition was consummated on April 28, 1995 when the Company purchased the equity interests of InterRedec, Inc. ("InterRedec") in KNOLOGY of Montgomery in exchange for a note bearing interest at 9%, with principal and interest due in five years (Note 3). The transaction was accounted for as a purchase. As of December 31, 1995, the Company owned 80% of the common stock and approximately 97% of the preferred stock of KNOLOGY of Montgomery. In January 1996, the Company exchanged 200 shares of its preferred stock for the 200 common shares and 5 preferred shares of KNOLOGY of Montgomery

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    held by the minority shareholder and $14,000 in cash. As a result of this exchange, KNOLOGY of Montgomery is now a wholly owned subsidiary of the Company.

    In August 1995, CyberNet Holding, L.L.C. established American Cable, L.L.C. (95% owned by CyberNet Holding, L.L.C. and 5% owned by ITC Holding). On September 29, 1995, American Cable, L.L.C. purchased certain assets of American Cable Company Partnership and American Cable Company (collectively, "American"), a provider of cable television services in Columbus, Georgia, in exchange for a note bearing interest at 9%, with principal and interest due in five years (Note 3). The transaction was accounted for as a purchase (Note 9).

    In November 1995, KNOLOGY of Columbus, Inc. (formerly American Cable, Inc.) a Delaware corporation was established. In consideration for shares in KNOLOGY of Columbus, CyberNet Holding, L.L.C. and ITC Holding conveyed their ownership interests in American Cable, L.L.C. to KNOLOGY of Columbus.

    In November 1995, the Company (a Delaware corporation) was established. In December 1995, in exchange for shares of the Company's preferred stock, ITC Holding conveyed its direct and indirect interests in CyberNet Holding, L.L.C. and KNOLOGY of Columbus to the Company (Note 7).

    CyberNet Holding L.L.C. and American Cable, L.L.C. were dissolved in February and October 1996, respectively.

    On December 5, 1997, the Company consummated the acquisition of Beach Cable, Inc., a Florida corporation that owned and operated a cable television system in Panama City Beach, Florida ("Beach Cable"). The acquisition was effected pursuant to an Agreement and Plan of Merger dated December 5, 1997 (the "Merger Agreement") by and among the Company, KNOLOGY of Panama City, Inc., Beach Cable, and L. Charles Hilton, Jr., the sole stockholder of Beach Cable, under which KNOLOGY of Panama City, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, merged (the "Merger") with and into Beach Cable. Beach Cable, the surviving corporation in the Merger, was renamed KNOLOGY of Panama City, Inc. as of the effective time of the Merger (the "Effective Time") and became a wholly-owned subsidiary of the Company. At the Effective Time, all of the issued and outstanding shares of Common Stock, no par value, of KNOLOGY of Panama City were converted into 2,485 shares of preferred stock, par value $.01 per share, of the Company valued at approximately $3.7 million. Immediately following the Merger, the Company also contributed cash of approximately $3.9 million to KNOLOGY of Panama City to repay an existing note and related accrued interest to Hilton, Inc., a holding company owned by

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    L. Charles Hilton, Jr. The Merger has been accounted for under the purchase method of accounting.

    The following table summarizes the net assets purchased by the Company in connection with its acquisitions of KNOLOGY of Montgomery, KNOLOGY of Columbus and KNOLOGY of Panama City and the amount attributable to cost in excess of net assets acquired (in thousands):

                                KNOLOGY      KNOLOGY       KNOLOGY
                                   OF           OF        OF PANAMA
                               MONTGOMERY    COLUMBUS       CITY       TOTAL
                               ----------    --------       ----       -----
     Purchase price              $6,000       $5,000       $3,728      $14,728
     Assumption of note
        payable                  (2,191)           0            0       (2,191)
     Assumption of
        preferred stock
        dividends payable        (1,107)           0            0       (1,107)
     Net (assets) liabilities     1,002       (1,725)        (933)      (1,656)
                              ------------ ------------ ------------- --------
     Cost in excess of
        net assets
        acquired                 $3,704       $3,275       $2,795       $9,774
                              ============ ============ ============= ========

    The acquisitions of these assets have been accounted for as noncash transactions for purposes of the consolidated statements of cash flows.

    The Company has experienced operating losses as a result of the expansion of its broadband communications systems and services in new and existing markets. The Company expects that its operating expenses and capital expenditures will increase as it extends its broadband communications systems to customers in these markets in accordance with its business plan. While management expects its expansion plans to result in profitability, there can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability and/or positive cash flow.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRESENTATION

    As a result of the acquisition of KNOLOGY of Montgomery (Note 1), the capital structure of and the basis of accounting for the Company differs from those of KNOLOGY of Montgomery prior to the acquisition. Financial data of the Company for reporting periods subsequent to April 30, 1995 (the "Successor Period") reflect the acquisition under the purchase method of accounting. Therefore, financial data of KNOLOGY of Montgomery prior to the acquisition (the "Predecessor Period") generally will not be comparable to that of the Company with respect to the items described below.

    As a result of the acquisitions of KNOLOGY of Montgomery, Columbus, and Panama City (Note 1), the statements of operations for the Successor Period includes amortization of cost in excess of net assets acquired and interest expense on debt incurred in connection with the acquisitions. Also, as a result of purchase accounting, the fair values of the property and equipment at the date of their acquisition became their new "cost" bases. Accordingly, the depreciation of property and equipment for the Successor Period is based on the newly established cost bases of these assets. The other effects of purchase accounting in the Successor Period are not significant.

    The statements of operations, stockholders' (deficit) equity, and cash flows for 1995 are divided between the four months ended April 30, 1995, when InterRedec held the controlling interest in the Predecessor Company, and the eight months ended December 31, 1995, when the Successor Company held the controlling interest following the transfer of ownership discussed in Note
    1. In addition, the financial statements as of December 31, 1995 and for the eight months then ended include the accounts of KNOLOGY Holdings, Inc., CyberNet Holding, L.L.C., KNOLOGY of Columbus, American Cable, L.L.C., and KNOLOGY of Montgomery. The equity share of KNOLOGY of Montgomery previously not owned by the Company is reflected in the accompanying balance sheets and statements of operations as minority interest. The financial statements as of December 31, 1996 and for the year then ended include the accounts of KNOLOGY Holdings, Inc., and KNOLOGY of Montgomery. All significant intercompany transactions have been eliminated in consolidation.

    As a result of the acquisition of KNOLOGY of Panama City, approximately one month's operations of KNOLOGY of Panama City are included in the accompanying statement of operations for the year ended December 31, 1997.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Certain prior year amounts have been reclassified to conform with the current year presentation.

    ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

    MARKETABLE SECURITIES

    The Company's marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses cost is identified on a specific identification basis. Securities available for sale at December 31, 1997 are comprised of $173,581,473 in commercial paper and $54,299,450 in U.S. Government Agency securities.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, commencing when the asset is installed or placed in service. Maintenance, repairs, and renewals are charged to expense as incurred. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts, and any gain or loss is included in or deducted from income. Depreciation and amortization are provided over the estimated useful lives as follows:

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


          Buildings ......................................    25 years
          Cable system and installation equipment ........    7-10 years
          Production equipment ...........................    7 years
          Test and office equipment ......................    5-7 years
          Automobiles and trucks .........................    5 years
          Leasehold improvements .........................    5 years

    Inventories are valued at the lower of cost or market (determined on a first-in, first-out basis) and include converter boxes and cable and electronic cable hook-up equipment. These items are transferred to cable system and installation equipment when installed.

    Interest is capitalized in connection with the construction of the Company's broadband network. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1997, $676,160 of interest cost was capitalized. No interest was capitalized prior to 1997.

    COST IN EXCESS OF NET ASSETS ACQUIRED

    This amount represents the excess of cost over the fair value of the net assets acquired by the Company in its purchases of KNOLOGY of Montgomery, Columbus, and Panama City discussed in Note 1. These costs are being amortized using the straight-line method over 40 years.

    ORGANIZATIONAL COSTS

    Organizational costs represent the direct costs, primarily legal and payroll costs, incurred in the start-up of new markets. All indirect costs, such as travel and entertainment, and other general and administrative costs have been expensed as incurred. The deferred costs are amortized using the straight-line method over a five-year period.

    LONG-LIVED ASSETS

    In 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and cost in excess of net assets acquired related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of adopting SFAS No. 121 was not material.

    The Company periodically reviews the values assigned to long-lived assets such as inventory, property and equipment, and cost in excess of net assets acquired to

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

    REVENUE RECOGNITION

    Subscriber revenues are recognized in the month of service. Subscriber fees billed in advance are included in the accompanying balance sheets as unearned revenue and are deferred until the month the service is provided.

    ADVERTISING COSTS

    The Company expenses all advertising costs as incurred.

    INCOME TAXES

    The Company utilizes the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred taxes are determined based on the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax benefit represents the change in the deferred tax asset and liability balances (Note 6).

    NET LOSS PER SHARE
    In 1997, the Company adopted SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. As the Company has no common stock outstanding, the convertible preferred stock is assumed to be converted for purposes of this calculation. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Predecessor Company's net losses per share are not shown, as they are not comparable with the Successor Company's.

                                For the Years Ended December
             --------------------------------------------------------------
                        1996                            1997
                ---------------------------     -----------------------
                        Weighted                        Weighted
                Net     Average   Net Loss      Net     Average   Net Loss
                Loss     Shares   Per Share     Loss     Shares   Per Share
             --------   --------  ---------    -------- --------  ---------
                        (In Thousands, Except Per Share Data)
Basic
  net loss   $(3,125)      14     $(229.37)    $(9,092)    29     $(315.30)
             --------   --------  ---------    -------- --------  ---------
Diluted
  net loss   $(3,125)      14     $(229.37)    $(9,092)    29     $(315.30)
             --------   --------  ---------    -------- --------  ---------

    SOURCES OF SUPPLIES

    The Company attempts to maintain multiple vendors for each required product. However, the Company currently only has one supplier for cable and converters and several for remotes, which represent important components of its system. If the suppliers are unable to meet the Company's needs as it builds out its network infrastructure, then delays and increased costs in the expansion of the Company's network infrastructure could result, which would adversely affect operating results.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    CREDIT RISK

    The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to advance billings to customers for services and the ability to terminate access on delinquent accounts. The potential for material credit loss is mitigated by the large number of customers with relatively small receivable balances. The carrying amount of the Company's receivables approximates their fair values.


3.  LONG-TERM DEBT

    Long-term debt at December 31, 1996 and 1997 consists of the following:

                                                                                           December 31,
                                                                             ------------------------------------
                                                                                   1996                1997
                                                                             ---------------         ------------
       Senior Discount Notes, with a face value of $444,100,000,
       bearing interest at 11.875% beginning October 15, 2002, payable semi-annually beginning April 15, 2003 with principal and any
       unpaid interest due October 15, 2007 ................................ $             0         $249,910,431

       InterRedec, bearing interest at 9%, payable on March 31, 2000,
       plus interest, unsecured (a) ........................................       6,000,000                    0

       Francine, Inc., bearing interest at 9%, payable on September
       29, 2000, plus interest, unsecured (b) ..............................       5,000,000                    0

       Sterling Bank, bearing interest at prime plus 1.5%, payable in monthly installments of $1,425, plus interest, through May
       1999, unsecured .....................................................          36,316                    0

       Compass Bank, bearing interest at 8.75%, payable in monthly
       installments of $1,673 through September 1998, secured ..............          31,659                    0

       SunTrust Bank, bearing interest at 8.25%, payable in monthly
       installments of $828 through September 1997, secured ................           6,828                    0

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                                                           December 31,
                                                                             ------------------------------------
                                                                                   1996                1997
                                                                             ---------------         ------------
       First National Bank of West Point line of credit, bearing
       interest at prime, maturing March 1997, unsecured ...................         900,000                    0

       Compass Bank, bearing interest at 9.25%, payable in monthly
       installments of $5,426 through November 1999, secured ...............         170,000                    0

       First National Bank of West Point, note bearing interest at
       8.5%, payable in monthly installments of $945 through March
       1999, secured .......................................................          23,200                    0

       Troup capitalized lease obligation, at a rate of 10%, payable
       in quarterly installments of $6,304 through December 2006, ..........     $   151,166         $    145,898
                                                                             ---------------         ------------
                                                                                  12,319,169          250,056,329

       Less current maturities .............................................       1,027,873               25,094
                                                                             ---------------         ------------
                                                                                 $11,291,296         $250,031,235
                                                                             ===============         ============

     (a)   ITC Holding is a co-obligor under this note.
     (b)   ITC Holding is a guarantor of this note.

    Following are maturities of long-term debt for each of the next five years as of December 31, 1997:

                 1998 .............................  $     25,094
                 1999 .............................        12,174
                 2000 .............................        13,438
                 2001 .............................        14,833
                 2002 .............................        16,374
                 Thereafter .......................   444,163,985
                                                     ------------
                             Total ................  $444,245,898
                                                     ============

    The fair values of long-term debt exclusive of affiliated debt, including current maturities, at December 31, 1996 and 1997 are estimated to be approximately

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    $9,397,000 and $253,781,000, respectively, based on a valuation technique that considers cash flows discounted at current rates.

    In the fourth quarter of 1997, the company issued units consisting of senior discount notes due 2007 and warrants to purchase Preferred Stock for gross proceeds of approximately $250 million. The notes were offered at a substantial discount from face value, with no interest payable for the first five years. Approximately $2.5 million of the gross proceeds has been allocated to the warrants. Each warrant allows the holder to purchase .003734 shares of the Company's preferred stock. The Company incurred approximately $7.9 million in costs to issue the senior discount notes. These costs are being amortized at an effective rate over the life of the notes. The indenture relating to the Notes contains certain covenants that, among other things, limit the ablity of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets, and engage in mergers and consolidations. The proceeds from the offering of units has been, and will be, used to repay certain indebtedness of the Company, fund expansion of the Company's business, and for additional working capital and general corporate purposes.

    On May 7, 1997, the Company signed a letter of intent with SCANA Corporation ("SCANA") whereby SCANA agreed to provide the Company with a revolving credit facility of up to $40 million (the "SCANA Credit Facility") to fund construction for completion of its broadband network in Montgomery, Alabama, and Columbus, Georgia, as well as up to $5 million for expansion into other cities and for working capital. The SCANA Credit Facility would be subject to receiving certain authorizations and approvals and would allow monthly drawdowns of between $500,000 and $5 million. Interest would accrue from the date of each drawdown on all outstanding principal, plus any accrued but unpaid interest at 12% per annum. On December 31, 1998, all outstanding amounts including unpaid interest would automatically convert to a term loan, payable in quarterly installments to be repaid over no more than five years. There would be no penalty for early repayment. SCANA would also receive warrants to purchase preferred stock at $1,500 per share in an amount equal to 10% of each drawdown plus any incremental accrued interest. The Company would be responsible for legal and filing fees incurred in connection with the SCANA Credit Facility up to a maximum of $40,000.

    On June 2, 1997, the Company borrowed $3 million under a promissory note from SCANA at 12% interest with an original maturity of June 30, 1997. In July 1997, and again in September 1997, the Company and SCANA amended the promissory note agreement to increase the borrowings to $10 million and to extend the maturity date until January 1, 1998. On September 29, 1997, the Company borrowed an additional $1 million at 12% interest under an oral agreement with SCANA with similar terms. Under the terms of the SCANA Credit Facility discussed above, SCANA will receive warrants to purchase 753 shares of the Company's preferred stock. On October 24, 1997, the Company repaid all of these borrowings.

    On May 13, 1997, the Company obtained a $3 million bridge loan facility from First National Bank of West Point (the "Bridge Facility") to provide additional liquidity until long-term financing could be arranged. Interest accrued at the prime rate (as announced by SunTrust Bank Atlanta) plus .5% per annum on all outstanding principal amounts, plus accrued but unpaid interest. As amended on September 18, 1997, the Bridge Facility was payable on demand, with a final maturity date of December 15, 1997. On December 15, 1997, the Company repaid all of these borrowings.

    The Company received a commitment letter for a $50 million five-year senior secured credit facility (the "Proposed New Credit Facility") from First Union National Bank and First Union Capital Markets Corp., which will be used for working capital and other purposes, including capital expenditures and permitted aquisitions. At the Company's option, interest will accrue based on either the Alternate Base Rate plus applicable margin or the LIBOR rate plus applicable margin. Obligations under the Proposed New Credit Facility will be secured by substantially all tangible and intangible assets of the Company and its current and future subsidiaries. The Proposed New Credit Facility will include a number of covenants including, among others, convenants limiting the ability of the Company and its subsidiaries and their present and future subsidiaries to incur debt, create liens, pay dividends, make distributions or stock repurchases, make certain investments, engage in transactions with affiliates, sell assets, and engage in certain mergers and acquisitions. The Proposed New Credit Facility also will include covenants requiring compliance with certain financial ratios on a consolidated basis. The Company has not entered into definitive agreements as contemplated by the commitment letter.

4.  OPERATING LEASES

    The Company leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

    Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997 are as follows:

           1998 .............................................   $175,412
           1999 .............................................    126,397
           2000 .............................................    135,257
           2001 .............................................    129,486
           2002 .............................................    136,261
                                                                --------
                       Total minimum lease payments .........   $702,813
                                                                ========

    Total rental expense for all operating leases was approximately $27,000, $66,000, $70,000, and $75,000 for the four months ended April 30, 1995, the eight months ended December 31, 1995, and the years ended December 31, 1996 and 1997, respectively.


5.  COMMITMENTS AND CONTINGENCIES

    PURCHASE COMMITMENTS

    Effective January 1996, the Company joined the National Cable Television Cooperative ("NCTC"), which coordinates programming for member cable companies. In addition, the Company has entered into contracts with various entities not in NCTC to provide programming to be aired by the Company. As compensation for the

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    programming, the Company pays a monthly fee to NCTC or the individual supplier. The fee is generally based on the number of average subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Certain contracts have minimum monthly fees. The Company estimates that it will pay approximately $4.3 million in fees during 1998.

    BUILD-OUT REQUIREMENTS

    Under a franchise agreement with the city of Montgomery, Alabama, KNOLOGY of Montgomery is subject to the terms and conditions specified by City Ordinance Number 16-90. One such condition contains a build-out clause which requires KNOLOGY of Montgomery to complete 200 miles of service per year over the five-year period commencing March 6, 1990, with certain grace periods specified in the agreement. Failure to meet the build-out requirements would subject KNOLOGY of Montgomery to a penalty for each time period during which KNOLOGY of Montgomery failed to meet the build-out requirements and would permit the city of Montgomery to revoke its franchise. In connection with the proposed sale of InterRedec's interest in KNOLOGY of Montgomery discussed in Note 1, City Resolution Number 58-95 was approved by the Montgomery City Council on April 4, 1995. KNOLOGY of Montgomery met this extended time frame on August 4, 1997. In management's opinion, KNOLOGY of Montgomery is currently in compliance with this ordinance.

    LEGAL PROCEEDINGS

    In the normal course of business, the Company is subject to various litigation; however, in management's opinion, there are no legal proceedings pending against the Company which would have a material adverse effect on the financial position, results of operations, or liquidity of the Company.


6.  INCOME TAXES

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 1996 and 1997 are as follows (in thousands):

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                         1996     1997
                                                       --------  -------
           Deferred tax assets:
              Net operating loss carryforwards ......   $3,875   $7,221
              Other .................................       92      279
              Valuation allowance ...................   (2,475)  (4,165)
                                                       --------  -------
                     Total deferred tax assets ......    1,492    3,335
           Deferred tax liabilities--depreciation
              and amortization ......................   (1,492)  (3,335)
                                                       --------  -------
           Net deferred tax liabilities .............        0        0
           Portion included in current assets .......        0        0
                                                       --------  -------
           Net deferred taxes .......................   $    0   $    0
                                                       ========  =======


    The Company has available, at December 31, 1996 and 1997, unused operating loss carryforwards of approximately $3,875,000 and $7,221,000, respectively, expiring in various years from 2005 to 2012, unless utilized. Management has recorded a valuation allowance of approximately $2,475,000 and $4,165,000 in 1996 and 1997, respectively, on these operating loss carryforwards, the majority of which contain limitations on utilization.

    A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the four months ended April 30, 1995, the eight months ended December 31, 1995, and the years ended December 31, 1996 and 1997 is as follows:

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                      PREDECESSOR
                                        COMPANY         SUCCESSOR COMPANY
                                      -----------  ---------------------------
                                      FOUR MONTHS  EIGHT MONTHS
                                         ENDED         ENDED
                                       APRIL 30,   DECEMBER 31,
                                          1995         1995       1996   1997
                                        ---------   ---------- -------- ------
     Income tax benefit at
        statutory rate ................   (34)%        (34)%     (34)%  (34)%
     State income taxes, net of
        federal benefit ...............    (2)          (2)       (2)    (4)
     Tax benefits recorded by ITC
        Holding .......................     0           14         0      0
     Prior year actualization .........     0            0        (6)     3
     Goodwill .........................     0            0        (1)     1
     Deferred tax valuation allowance .    36            0        32     34
                                        ---------   ---------- -------- ------
                                            0%         (22)%     (11)%    0%
                                        =========   ========== ======== ======


    A limited liability company is treated as a partnership for income tax purposes. Therefore, through November 1995, the income tax benefits generated by CyberNet Holding, L.L.C. and American Cable, L.L.C. were recorded by ITC Holding as the corporate owner of these entities. Following the formation of KNOLOGY of Columbus and CyberNet Holding, Inc. and the subsequent transfer of ownership interests in CyberNet Holding, L.L.C. and KNOLOGY of Columbus from ITC Holding in December 1995 (Notes 1 and 8), the Company recognized the income tax benefits generated by its subsidiaries in the accompanying statements of operations for the Successor Period. Effective December 1995, the Company and its subsidiaries began filing a consolidated federal income tax return. Each entity files separate state income tax returns.

    For the period following the acquisition of KNOLOGY of Montgomery by CyberNet Holding, L.L.C. through the formation of the Company, KNOLOGY of Montgomery filed separate income tax returns. Subsequent to the formation of the Company, KNOLOGY of Montgomery is included in the Company's consolidated federal income tax return.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7.  EQUITY INTERESTS

    PREDECESSOR COMPANY STOCK TRANSACTIONS

    On June 16, 1993, KNOLOGY of Montgomery effected a recapitalization whereby InterRedec forgave $4,658,000 in debt in exchange for an increase in its equity ownership, 5,104 shares of common stock were repurchased for total proceeds of $255,200 from various shareholders, and the remaining outstanding common and preferred shares were adjusted such that InterRedec owned 80% of the outstanding $.01 par value common stock and approximately 97% of the outstanding $1 par value preferred stock. The repurchased shares are reflected as treasury stock in the accompanying statements of stockholders' (deficit) equity at cost.

    The cost associated with the cumulative nonvoting preferred stock following the recapitalization is $31,000 per share. The shares of cumulative nonvoting preferred stock may be called for redemption by the Company at any time, and upon such call, the Company shall pay $32,750 per share in cash plus an amount equal to all dividends accrued and unpaid thereon to the date of such redemption. The Company is accreting the difference between the redemption price and the face value of the shares over a five-year period as a charge to retained earnings and a corresponding increase to additional paid-in capital. The holders of the cumulative nonvoting preferred stock shall be entitled to receive, out of the unreserved and unrestricted surplus or net profits of the corporation, cash dividends as declared by the board of directors. No such dividends have been declared as of December 31, 1997, but the Company is accruing dividends at a rate of prime plus 2%. The preferred stock has no conversion privileges. For the eight months ended December 31, 1995 and the years ended December 31, 1996 and 1997, these preferred stock accretion and dividend amounts were eliminated in consolidation.

    SUCCESSOR COMPANY CAPITAL TRANSACTIONS

    The Successor Company has authorized 200,000 shares of $.01 par value common stock and 100,000 shares of $.01 par value convertible preferred stock. In December 1995, the Company offered 7,780 shares of preferred stock for subscription at $1,000 per share. At December 31, 1995, subscriptions had been accepted for 7,520 shares and consideration of $1,000 per share had been received. As additional consideration for 4,000 shares, ITC Holding conveyed its direct and indirect ownership interests in CyberNet Holding, L.L.C. and KNOLOGY of Columbus to the Company. In January 1996, the remaining subscriptions for 260 shares were accepted. Included in this amount are 200 shares which were exchanged for the minority interest of KNOLOGY

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    of Montgomery (Note 1). In April 1996, the Company offered and accepted 9,312 shares of preferred shares for subscription at $1,200 per share. In February 1997, the Company offered and accepted 8,960 shares of preferred stock for subscription at $1,200 per share. Additionally, in October 1997, the Company offered and accepted 21,448 shares of preferred stock for subscription at $1,500 per share. In December 1997, in conjunction with the acquisition of KNOLOGY of Panama City (Note 1), the Company issued 2,485 shares of preferred stock valued at $1,500 per share. The amount of the consideration paid in excess of the par value, net of expenses incurred in connection with each issuance, is included in additional paid-in capital on the accompanying balance sheets. Each share of convertible preferred stock is automatically convertible into common stock on a one-for-one basis at the earlier of either the effective date of a public offering of common stock by the Company or on December 8, 2005. In the event of liquidation of the Company, whether voluntary or involuntary, the holders of convertible preferred stock are entitled to receive preferential distributions of $1,000, $1,200, or $1,500 per share (depending on when the stock was issued) before any distributions to common stockholders. The holders of the preferred stock are not entitled to any other preferences, including dividends.

    SUCCESSOR COMPANY STOCKHOLDERS' AGREEMENT

    The Company entered into a stockholders' agreement (the "Stockholders' Agreement"), dated as of December 8, 1995 and amended as of January 25, 1996, with all of the stockholders of the Company. None of the parties to the Stockholders' Agreement may transfer any class or series of capital stock of the Company or any right or option to acquire any share of capital stock of the Company held by such party to third parties (subject to limited exceptions) without having offered rights of first refusal to purchase such securities to the Company. The Stockholders' Agreement will irrevocably terminate upon the consummation of an initial public offering.

    SUCCESSOR COMPANY STOCK OPTION PLAN

    Under the Company's 1995 stock option plan (the "Stock Option Plan"), as adopted in December 1995, 1,144 shares of common stock are reserved and authorized for issuance upon the exercise of the options. All employees of the Company are eligible to receive options under the Stock Option Plan. The Stock Option Plan is administered by the compensation and stock option committee of the board of directors. Options granted under the Stock Option Plan are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended. All options were granted at an exercise price equal to the estimated fair value of the common stock at the dates of grant as determined by the board of directors based on equity transactions and other analyses. The options expire ten years from the date of grant.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



    Options for 40% of the 110.11 shares of common stock granted to one executive officer became exercisable on January 1, 1997 and an additional 20% are exercisable annually thereafter through January 1, 2000. Options for 40% of the 72.7 shares granted to one other executive officer and another employee become exercisable on January 1, 1998 and an additional 20% are exercisable annually thereafter through January 1, 2001. On October 29, 1996 options for an additional 13 shares were issued to this employee, exercisable on the same vesting schedule. The remaining options become exercisable as to 40% two years from the date of issuance and as to an additional 20% annually for the three following years.

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.  123

    During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting methodology required by APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

    The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25, under which no compensation cost has been recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company's common stock to employees of the Company using the minimum value option pricing model and the following weighted average assumptions in 1996 and 1997:

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                 1996          1997
                                              -----------   ----------
                Risk-free interest rate ....  6.31%         6.43%
                Expected dividend yield ....  0%            0%
                Expected lives .............  Seven years   Seven years
                Expected forfeiture rate ...  7%            7%


    The weighted average fair value of options granted was $1,200 and $1,266 for 1996 and 1997, respectively. The total value of options for the Company's stock granted to employees of the Company during 1996 and 1997 was computed as approximately $154,000 and $304,000, respectively, which would be amortized on a pro forma basis over the five-year vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss for the year ended December 31,1997 would have increased as follows:

                                                AS
                                             REPORTED         PRO FORMA
                                            -----------      -----------
           Net loss for the year ended
              December 31, 1996 ..........  $(3,125,428)     $(3,155,917)
           Net loss for the year ended
              December 31, 1997 ..........  $(9,091,533)     $(9,188,862)
           Earnings per share for the year
              ended December 31, 1996 ....     $(229.37)        $(231.61)
           Earnings per share for the year
              ended December 31, 1997 ....     $(315.30)        $(318.67)

    A summary of the status of the Company's stock option plan at December 31, 1997 is presented in the following table:

                                                                 WEIGHTED
                                                                 AVERAGE
                                                                PRICE PER
                                                       SHARES     SHARE
                                                     ---------- ---------
           Outstanding at December 31, 1995               0     $      0
              Granted ............................      502.95     1,200
              Forfeited ..........................      150.97     1,200
                                                     ----------
           Outstanding at December 31, 1996             351.98     1,200
                                                     ==========
              Granted ............................      842.56     1,266
              Forfeited ..........................      106.26     1,200
                                                     ----------
           Outstanding at December 31, 1997           1,088.28     1,251
                                                     ==========

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



8.  RELATED-PARTY TRANSACTIONS

    Following the recapitalization of KNOLOGY of Montgomery (Note 7), InterRedec and KNOLOGY of Montgomery entered into a revolving credit agreement and note up to $2,000,000. In connection with the Company's purchase of InterRedec's interest in KNOLOGY of Montgomery (Note 1), the Company assumed this note payable to InterRedec. For the four months ended April 30, 1995, interest on the note payable was forgiven as part of the sale. During the Successor Period, the note and the related interest expense were eliminated for consolidation purposes.

    ITC Holding occasionally provides certain administrative services, such as legal and tax planning services, for the Company. The costs of these services are charged to the Company based primarily on the salaries and related expenses for certain of the ITC Holding executives and an estimate of their time spent on projects specific to the Company. ITC Holding also leases office space to the Company in West Point, Georgia. For the period from inception (March 10, 1995) through December 31, 1995 and the years ended December 31, 1996 and 1997, the Company recorded $1,000, $24,000, and $31,000 in selling, operations, and administrative expenses related to these services. In the opinion of management, the methodology used to calculate the amounts charged to the Company is reasonable. Additionally, during 1997, ITC Holding paid several invoices related to the construction of the Company's building. At December 31, 1997, there is approximately $419,000 related to these payments included in Accounts Payable--Affiliate in the Company's balance sheet.

    Certain of ITC Holding's other wholly owned or majority-owned subsidiaries provide the Company with various services and/or receive services provided by the Company. These entities include Interstate Telephone Company and Valley Telephone Company, which provide local and long-distance telephone services; ITC/\DeltaCom, Inc., which provides long-distance and related services and which leases capacity on certain of its fiber routes, and InterCall, Inc., which provides conference calling services. ITC Holding also holds equity investments in the following entities which do business with the Company: PowerTel, Inc., which provides cellular services, and MindSpring Enterprises, Inc. ("MindSpring"), which is a regional provider of Internet access. In management's opinion, the Company's transactions with these affiliated entities are arm's-length transactions.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



    For the period from inception (March 10, 1995) through December 31, 1995 and the years ended December 31, 1996 and 1997, the Company received services from these affiliated entities in the amounts of $14,000, $48,000, and $247,000, respectively, which are reflected in selling, operations, and administration expenses in the Company's statements of operations. In addition, in 1996 and 1997, the Company received services from these affiliated entities in the amount of $11,000 and $13,000, respectively, which is reflected in field and technical expenses in the Company's statement of operations. At December 31, 1996 and 1997, amounts payable for these services of $7,000 and $33,000, respectively, are recorded in the Company's balance sheets as accounts payable--affiliate.

    In December 1996 and 1997, the Company invested $5,000 and $55,000, respectively, in an airplane co-owned by ITC Holding and several of its subsidiaries and other affiliated entities.

    Advances to affiliate which were outstanding for the majority of 1996 represent excess funds from the issuance of the Company's convertible preferred stock which were loaned to ITC Holding at an annual interest rate of 7%. The Company recorded interest income of approximately $274,000 for the year ended December 31, 1996, on these advances, of which approximately $1,000 is reflected as interest receivable--affiliate in the accompanying balance sheets as of December 31, 1996. The advances were repaid in December 1996.

    Relatives of the stockholders of ITC Holding are stockholders and employees of the Company's insurance provider. The costs charged to the Company for insurance services were approximately $36,000 and $134,000 for the years ended December 31, 1996 and 1997, respectively.

    In 1995, an affiliate constructed fiber routes on behalf of the Company in Auburn, Alabama. The Company intends to develop the Auburn, Alabama, area in the future; however, since the exact plans and timing for development are uncertain, the Company recorded the $62,830 costs of constructing these routes as field and technical expense for the eight months ended December 31, 1995. This affiliate also provided certain engineering and construction-related management services to the Company in 1995. The Company was not billed for these services, which are estimated to have a value of approximately $50,000.

    The chief executive officer of an affiliate served from July 15, 1996 to February 20, 1997 as president and chief executive officer of the Company. He served in his capacity as chief executive officer and president of the Company at the request of the Company and ITC Holding and received no compensation from the

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    Company for the year ended December 31, 1996. The value of his services provided through February 20, 1997 is estimated to total approximately $20,000.


9.  ACQUISITIONS

    As discussed in Note 1, in 1995, the Company acquired certain assets of American Cable Company Partnership and American Cable Company in a transaction accounted for as a purchase (the "Acquisition").

    The assets acquired are now held by KNOLOGY of Columbus and have been included in the consolidated financial statements since October 1, 1995. The following unaudited pro forma results of operations for the year ended December 31, 1995 assumes the Acquisition occurred on January 1, 1994. The pro forma information is presented for informational purposes only and may not be indicative of the actual results of operations had the Acquisition occurred on the assumed date, nor is the information necessarily indicative of future results of operations.

                                                         Year Ended December 31,
                                                                   1995
                                                               ----------

                 Operating revenues                            $4,192,781
                 Income before extraordinary items             (2,343,846)
                 Net income                                    (2,343,846)
                 Earnings per share (a)                           (311.68)

                       (a) Earnings per share is computed
                           using 7,520 as number of shares
                           outstanding.

    As discussed in Note 1, in 1997, the Company acquired Beach Cable, Inc. in a transaction accounted for as a purchase (the "Acquisition")

    The merged company, now KNOLOGY of Panama City has been included in the consolidated financial statements since December 5, 1997. The following unaudited pro forma results of operations for the years ended December 31, 1996 and 1997 assumes the Acquisition occurred on January 1, 1996. The pro forma information is presented for informational purposes only and may not be indicative of the actual results of operations had the Acquisition occurred on the assumed date, nor is the information necessarily indicative of future results of operations.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                                                    1996         1997
                                                                                  ----------  -----------
           Operating revenues                                                    $6,837,586  $11,990,403
           Income before extraordinary items                                     (4,690,518) (10,183,585)
           Net income                                                            (4,690,518) (10,183,585)
           Earnings per share (a)                                                   (291.14)     (326.99)

                 (a) Earnings per share is computed using 10,006 and 31,143 as number of shares outstanding in 1996 and 1997, respectively.


10. SUBSEQUENT EVENTS

    The Company's cable franchises in Augusta, Georgia and Panama City, Florida were awarded in January 1998 and March 1998, respectively. The Company's application for a cable franchise in Columbia County, Georgia was approved in March 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




         We have audited in accordance with generally accepted auditing standards, the financial statements of KNOLOGY Holdings, Inc. included in this Annual Report on Form 10-K and have issued our report thereon dated March 6, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II--Valuation and Qualifying Accounts ("Schedule II") is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 6, 1998

                                                                     SCHEDULE II

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES
                              (SUCCESSOR COMPANY)
                        AND KNOLOGY OF MONTGOMERY, INC.
                             (PREDECESSOR COMPANY)

                       VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE FOUR MONTHS ENDED APRIL 30, 1995,
                   THE EIGHT MONTHS ENDED DECEMBER 31, 1995,
                 AND THE YEARS ENDED DECEMBER 31, 1996 AND 1997



                                       PREDECESSOR                                   SUCCESSOR
                                         COMPANY                                      COMPANY
                                         -------                                      -------

                                       FOUR MONTHS          EIGHT MONTHS               YEAR                  YEAR
                                          ENDED                ENDED                   ENDED                ENDED
                                        APRIL 30,          DECEMBER 31,            DECEMBER 31,         DECEMBER 31,
                                           1995                 1995                   1996                  1997
                                           ----                 ----                   ----                  ----
 Allowance for doubtful accounts,
 balance at beginning of year          $    4,147             $     931               $  17,113          $   23,342

 Addition charged to cost and                                                                               367,527
 expense                                   16,754                36,848                  81,082

 Deductions                               (19,970)              (20,666)                (74,853)           (282,341)
                                       ----------             ---------               ---------          ----------
 Allowance for doubtful accounts,
 balance at end of year                $      931             $  17,113               $  23,342          $  108,528
                                       ==========             =========               =========          ==========

                                 EXHIBIT INDEX

EXHIBIT NUMBER                             EXHIBIT DESCRIPTION
--------------                             -------------------
 2.1          Agreement and Plan of Merger, dated December 5, 1997, by and among KNOLOGY Holdings, Inc., KNOLOGY of Panama City,
              Inc., Beach Cable, Inc. and L. Charles Hilton (Filed as Exhibit 2.1 to the Registration Statement on Form S-4, File
              No. 333-43339 (the "Form S-4") and incorporated herein by reference).

 3.1          Certificate of Incorporation of KNOLOGY Holdings, Inc. (Filed as Exhibit 3.1 to the Form S-4 and incorporated herein by reference).

 3.2          Amended and Restated Bylaws of KNOLOGY Holdings, Inc. (Filed as Exhibit 3.2 to the Form S-4 and incorporated herein by reference).

 4.1          Indenture dated as of October 22, 1997 between KNOLOGY Holdings, Inc. and United States Trust Company of New York, as
              Trustee, relating to the 11-7/8% Senior Discount Notes Due 2007 of KNOLOGY Holdings, Inc. (Filed as Exhibit 4.1 to the
              Form S-4 and incorporated herein by reference).

 4.2          Registration Rights Agreement, dated October 22, 1997, between KNOLOGY Holdings, Inc., the Placement Agents and SCANA
              Communications, Inc. (Filed as Exhibit 4.2 to the Form S-4 and incorporated herein by reference).

 4.3          Form of Senior Discount Note (contained in Indenture filed as Exhibit 4.1).

 4.4          Form of Exchange Note (contained in Indenture filed as Exhibit 4.1).

 10.1         Unit Purchase Agreement, dated as of October 16, 1997 between KNOLOGY Holdings, Inc. and SCANA Communications, Inc.
              (Filed as Exhibit 10.1 to the Form S-4 and incorporated herein by reference).

 10.2         Warrant Agreement, dated as of October 22, 1997, between KNOLOGY Holdings, Inc. and United States Trust Company of New
              York (including form of Warrant Certificate) (Filed as Exhibit 10.2 to the Form S-4 and incorporated herein by reference).

 10.3         Warrant Registration Rights Agreement, dated as of October 22, 1997, between KNOLOGY Holdings, Inc. and United States
              Trust Company of New York (Filed as Exhibit 10.3 to the Form S-4 and incorporated herein by reference).

 10.4         Sub-Lease Indenture dated November 1, 1995 by and between J. Smith Lanier & Co. Financial Services, Inc. and ITC
              Holding Company, Inc. (Filed as Exhibit 10.4 to the Form S-4 and incorporated herein by reference).

 10.5         Lease Agreement dated April 15, 1996 by and between D.L. Jordan and American Cable Company, Inc. (Filed as Exhibit
              10.5 to the Form S-4 and incorporated herein by reference).

 10.6         Lease Agreement dated April 19, 1996 by and between B.E. Satterwhite and American Cable Company, Inc. (Filed as
              Exhibit 10.6 to the Form S-4 and incorporated herein by reference).

 10.7         Pole Attachment Agreement dated January 1, 1998 by and between Gulf Power Company and Beach Cable, Inc. (Filed as
              Exhibit 10.7 to the Form S-4 and incorporated herein by reference).

 10.8         Lease Agreement dated August 19, 1996 by and between Vaughn/Taylor, L.L.C. and Montgomery Cablevision and
              Entertainment, Inc. (Filed as Exhibit 10.8 to the Form S-4 and incorporated herein by reference).

 10.9         Lease Agreement dated August 20, 1996 by and between William H. McLemore and Montgomery Cablevision and Entertainment,
              Inc. (Filed as Exhibit 10.9 to the Form S-4 and incorporated herein by reference).

 10.10        Lease Agreement dated November 7, 1996 by and between Samuel B. Hewitt and American Cable Company, Inc. (Filed as
              Exhibit 10.10 to the Form S-4 and incorporated herein by reference).

 10.11        Site Agreement dated November 19, 1996 by and between John Walter Stowers and Montgomery Cablevision and
              Entertainment, Inc. (Filed as Exhibit 10.11 to the Form S-4 and incorporated herein by reference).

 10.12        Office Lease Agreement dated February 15, 1997 by and between Scott P. Pinckard and Cybernet Holdings, Inc. (Filed as
              Exhibit 10.12 to the Form S-4 and incorporated herein by reference).

 10.13*       Lease Agreement dated April 2, 1997 by and between Interstate Telephone Company and Cybernet Holding, Inc. (Filed as
              Exhibit 10.13 to  the Form S-4 and incorporated herein by reference).

 10.14        Lease Agreement dated May 15, 1997 by and between Southern Boulevard Corporation and Cybernet Holding d/b/a Montgomery
              Cablevision and Entertainment, Inc. (Filed as Exhibit 10.14 to the Form S-4 and incorporated herein by reference).

 10.15        Lease Agreement dated August 23, 1997 by and between Interstate Fibernet, Inc. and KNOLOGY Holdings, Inc. (Filed as
              Exhibit 10.15 to the Form S-4 and incorporated herein by reference).

 10.16*       Telecommunications Facility Lease and Capacity Agreement, dated September 10, 1996, by and between Troup EMC
              Communications, Inc. and Cybernet Holding, Inc. (Filed as Exhibit 10.16 to the Form S-4 and incorporated herein by reference).

 10.17        Master Pole Attachment Agreement dated January 12, 1998 by and between South Carolina Electric and Gas and KNOLOGY
              Holdings, Inc. d/b/a/ KNOLOGY of Charleston (Filed as Exhibit 10.17 to the Form S-4 and incorporated herein by reference).

 10.18        Pole Attachment Agreement dated May 21, 1990 by and between the Georgia Power Company and American Cable Company
              (Filed as Exhibit 10.18 to the Form S-4 and incorporated herein by reference).

 10.19        License Agreement for Pole Attachments dated June 19, 1990 by and between South Central Bell Telephone Company and
              Montgomery Cablevision and Entertainment, Inc. (Filed as Exhibit 10.19 to the Form S-4 and incorporated herein by reference).

 10.20        Agreement for Attachments of Cables, Amplifiers, and Associated Equipment for the Provision of Cable Television
              Service dated March 1, 1993 by and between Alabama Power

              Company and Montgomery Cablevision and Entertainment, Inc. (Filed as Exhibit 10.20 to the Form S-4 and incorporated herein by reference).

 10.21*       License Agreement for Pole Attachments and/or Conduit Occupancy dated July 28, 1993 by and between BellSouth
              Telecommunications, Inc. d/b/a Southern Bell Telephone and Telegraph Company and American Cable Company. (Filed as
              Exhibit 10.21 to the Form S-4 and incorporated herein by reference).

 10.22*       License Agreement dated September 29, 1995 by and between Montgomery Cablevision and Entertainment, Inc. and American
              Communications Services of Montgomery, Inc. (Filed as Exhibit 10.22 to the Form S-4 and incorporated herein by reference).

 10.23*       License Agreement dated January 17, 1996 by and between American Cable, Inc. and American Communication Services of
              Columbus, Inc. (Filed as Exhibit 10.23 to the Form  S-4 and incorporated herein by reference).

 10.24*       Addendum to License Agreement dated April 21, 1997 by and between American Cable, Inc. and American Communication
              Services of Columbus, Inc. (Filed as Exhibit 10.24 to the Form S-4 and incorporated herein by reference).

 10.25        Lease Agreement, dated December 5, 1997 by and between The Hilton Company and KNOLOGY of Panama City, Inc. (Filed as
              Exhibit 10.25 to the Form S-4 and incorporated herein by reference).

 10.26*       Billing and Collection Services Agreement dated April 2, 1997 by and between Interstate Telephone Company and Cybernet
              Holding, Inc. (Filed as Exhibit 10.26 to the Form S-4 and incorporated herein by reference).

 10.27*       Operator and Related Services Agreement dated April 14, 1997 by and between Eastern Telecom Inc. d/b/a Inter Quest and
              Cybernet Holding, Inc. (Filed as Exhibit 10.27 to the Form S-4 and incorporated herein by reference).

 10.28*       Agreement for Telecommunication Services dated May 1, 1997 by and between Cybernet Holding, Inc. and DeltaCom, Inc.
              (Filed as Exhibit 10.28 to the Form S-4 and incorporated herein by reference).

 10.29*       First Addendum to Service Agreement dated July 7, 1997 by and between KNOLOGY Holdings, Inc. and DeltaCom, Inc. (Filed as Exhibit 10.29 to the Form S-4 and incorporated herein by reference).

 10.30        Interconnection Agreement by and among BellSouth Communications, Inc., Cybernet Holding, Inc., American Cable, Inc.
              and Montgomery Cablevision & Entertainment, Inc., dated April 15, 1997 (Filed as Exhibit 10.30 to the Form S-4 and
              incorporated herein by reference).

 10.31        Amendment to Interconnection Agreement by and among BellSouth  Telecommunications, Inc., Cybernet Holding, Inc.,
              American Cable, Inc. and Montgomery Cablevision & Entertainment, dated May 1, 1997. (Filed as Exhibit 10.31 to the
              Form S-4 and incorporated herein by reference).

 10.32        Second Amendment to Interconnection Agreement by and among BellSouth Telecommunications, Inc., Cybernet Holding, Inc.,
              American Cable, Inc. and Montgomery Cablevision & Entertainment, dated July 7, 1997 (Filed as Exhibit 10.32 to the
              Form S-4 and incorporated herein by reference).

 10.33        Commitment Letter from First Union National Bank to KNOLOGY Holdings, Inc., dated October 15, 1997 (Filed as Exhibit
              10.33 to the Form S-4 and incorporated herein by reference).

 10.33.1      Commitment Extension Letter from First Union National Bank to KNOLOGY Holdings, Inc., dated December 12, 1997 (Filed as Exhibit 10.33.1 to the Form S-4 and incorporated herein by reference).

 10.34        Certificate of Membership with National Cable Television Cooperative, dated January 29, 1996, of Cybernet Holding,
              Inc. (Filed as Exhibit 10.34 to the Form S-4 and incorporated herein by reference).

 10.35        Stockholders' Agreement among KNOLOGY Holdings, Inc. and Certain Stockholders Thereof dated as of December 8, 1995
              (Filed as Exhibit 10.35 to the Form S-4 and incorporated herein by reference).

 10.36        Amendment No. 1 to Stockholders' Agreement dated as of January 25, 1996 (Filed as Exhibit 10.36 to the Form S-4 and
              incorporated herein by reference).

 10.37        Amendment No. 2 to Stockholders' Agreement dated as of April 18, 1996 (Filed as Exhibit 10.37 to the Form S-4 and
              incorporated herein by reference).

 10.38        Amended and Restated Agreement Among Shareholders Among KNOLOGY Holdings, Inc. and Certain Shareholders thereof dated as of July 28, 1997 (Filed as Exhibit 10.38 to the Form S-4 and incorporated herein by reference).

 10.39        Ordinance (Harris County, Georgia) dated April 6, 1982 (Filed as Exhibit 10.39 to the Form S-4 and incorporated herein by reference).

 10.40        Ordinance (Harris County, Georgia) to Amend Cable Franchise Ordinance of April 6, 1982, dated November 5, 1996 (Filed as Exhibit 10.40 to the Form S-4 and incorporated herein by reference).

 10.41        Ordinance (Bibb City, Georgia) dated October 5, 1990 (Filed as Exhibit 10.41 to the Form S-4 and incorporated herein by reference).

 10.42        Ordinance No. 88-53 (Columbus, Georgia) dated May 17, 1988 (Filed as Exhibit 10.42 to the Form S-4 and incorporated herein by reference).

 10.43        Ordinance No. 89-3 (Columbus, Georgia) dated January 10, 1989 (Filed as Exhibit 10.43 to the Form S-4 and incorporated herein by reference).

 10.44        Ordinance No. 16-90 (Montgomery, Alabama) dated March 6, 1990 (Filed as Exhibit 10.44 to the Form S-4 and incorporated herein by reference).

 10.45        Ordinance No. 50-76 (Montgomery, Alabama) (Filed as Exhibit 10.45 to the Form S-4 and incorporated herein by reference).

 10.45.1      Ordinance No. 9-90 (Montgomery, Alabama) dated January 16, 1990 (Filed as Exhibit 10.45.1 to the Form S-4 and
              incorporated herein by reference).

 10.46        Resolution No. 58-95 (Montgomery, Alabama) dated April 6, 1995 (Filed as Exhibit 10.46 to the Form S-4 and
              incorporated herein by reference).

 10.47        Resolution No. 92-7 (Panama City Beach, Florida) dated July 23, 1992 (Filed as Exhibit 10.47 to the Form S-4 and
              incorporated herein by reference).

 10.48        License (Bay County, Florida) dated January 5, 1993 (Filed as Exhibit 10.48 to the Form S-4 and incorporated herein by reference).

 10.49        Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997 (Filed as Exhibit 10.49 to the Form S-4 and
              incorporated herein by reference).

 10.50        Resolution No. 2075 (Bay County, Florida) dated November 18, 1997  (Filed as Exhibit 10.50 to the Form S-4 and
              incorporated herein by reference).

 10.51*       Collocation Agreement between Interstate FiberNet and Cybernet Holding, Inc., dated July 1, 1997 (Filed as Exhibit
              10.51 to the Form S-4 and incorporated herein by reference).

 10.52*       License Agreement for Pole Attachments and/or Conduit Occupancy in Florida dated September 15, 1993 between BellSouth
              Telecommunications, Inc. d/b/a Southern Bell Telephone and Telegraph and Beach Cable, Inc. (Filed as Exhibit 10.52 to
              the Form S-4 and incorporated herein by reference).

 10.53        Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998.

 10.54        Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998.

 11.1         Computation of Earnings Per Share of Common Stock.

 12.1         Statement regarding Computation of Ratio of Earnings to Fixed Charges.

 21.1         Subsidiaries of KNOLOGY Holdings, Inc. (Filed as Exhibit 21.1 to the Form S-4 and incorporated herein by reference).

 23.1         Consent of Arthur Andersen LLP.

 27.1         Financial Data Schedule.


---------

* Confidential treatment has been granted. The copy filed as an exhibit omits the information subject to the confidential treatment request.