Form 10-Q
period 1998-03-31
KNOLOGY HOLDINGS INC /GA
filed 1998-05-15
CIK 1048932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                        COMMISSION FILE NUMBER: 333-43339

                             KNOLOGY HOLDINGS, INC.
                             ----------------------

             (Exact name of registrant as specified in its charter)

               DELAWARE                                  58-2203141
----------------------------------------     -----------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

        KNOLOGY HOLDINGS, INC.
       1241 O.G. SKINNER DRIVE
          WEST POINT, GEORGIA                              31833
----------------------------------------     -----------------------------------
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

                              Yes   X*       No
                                   ---           ---


          As of March 31, 1998, there were no shares of the registrants' Common Stock outstanding and 49,985 shares of the registrants' Preferred Stock outstanding.

* The Company does not have any class of equity securities registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                    MARCH 31,          DECEMBER 31,
                                                                      1998                 1997
                                                                  -------------       -------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                     $   4,770,878       $   6,144,581
    Marketable securities                                           216,041,682         227,880,923
    Accounts receivable, net                                          1,707,271           1,607,859
    Advances to affiliates                                                3,284
    Prepaid expenses                                                     38,623              37,060
                                                                  -------------       -------------
                  Total current assets                              222,561,738         235,670,423

PROPERTY AND EQUIPMENT, net                                          75,395,029          62,567,736

COST IN EXCESS OF NET ASSETS ACQUIRED, net                            9,371,665           9,433,385

DEBT ISSUANCE COSTS, net                                              7,759,661           7,761,655

ORGANIZATIONAL COSTS, net                                               518,373             701,106

OTHER                                                                   138,865              63,795
                                                                  -------------       -------------
Total assets                                                      $ 315,745,331       $ 316,198,100
                                                                  =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                             $      25,094       $      25,094
    Accounts payable                                                  4,695,641           5,817,733
    Accounts payable - affiliate                                             --             452,346
    Accrued liabilities                                               2,352,462           1,638,042
    Unearned revenue                                                    961,377             907,048
                                                                  -------------       -------------
                  Total current liabilities                           8,034,574           8,840,263

NONCURRENT LIABILITIES:
    Long-term notes payable                                             118,148             120,804
    Long-term accrued interest payable                                7,439,215           3,201,688
    Bonds payable, net of discount                                  253,069,504         249,910,431
                                                                  -------------       -------------
                  Total liabilities                                 268,661,441         262,073,186

WARRANTS                                                              2,486,960           2,486,960

STOCKHOLDERS' EQUITY
    Convertible preferred stock                                             500                 500
    Additional paid-in capital                                       65,060,712          65,060,712
    Accumulated deficit                                             (20,435,066)        (13,402,495)
    Unrealized loss on marketable securities (Note 3)                   (29,216)            (20,763)
                                                                  -------------       -------------
                  Total stockholders' equity                         44,596,930          51,637,954
                                                                  -------------       -------------
                  Total liabilities and stockholders' equity      $ 315,745,331       $ 316,198,100
                                                                  =============       =============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                CONDENSEND CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     1998               1997
                                                 -----------        -----------
OPERATING REVENUES:
       Subscriber                                $ 3,565,352        $ 1,625,963
       Miscellaneous                                 543,112            261,982
                                                 -----------        -----------
                   Total                           4,108,464          1,887,945

OPERATING EXPENSES:
       General and administrative                  2,131,626            467,279
       Programming and other charges               1,773,053            875,443
       Depreciation and amortization               1,696,820            584,200
       Customer service                              423,756            173,369
       Field and technical                           684,609            263,248
       Sales and marketing                           701,857            276,257
                                                 -----------        -----------
                   Total                           7,411,721          2,639,796
                                                 -----------        -----------

OPERATING LOSS                                    (3,303,257)          (751,851)

OTHER INCOME AND EXPENSES:
       Interest income                             3,198,507             42,124
       Interest expense                           (6,987,817)          (291,645)
       Other income (expense), net                    60,000            (23,464)
                                                 -----------        -----------
                   Total                          (3,729,310)          (272,985)
                                                 -----------        -----------

NET LOSS                                         $(7,032,567)       $(1,024,836)
                                                 ===========        ===========

NET LOSS PER SHARE:
       Basic and diluted                         $   (140.69)       $    (50.96)
                                                 ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                   49,985             20,111
                                                 ===========        ===========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW
                                  (UNAUDITED)


                                                                                              THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                            1998               1997
                                                                                        ------------       ------------
CASH FLOW FROM OPERATING ACTIVITIES:
       Net loss                                                                         $ (7,032,567)      $ (1,024,836)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
              Depreciation and amortization                                                1,696,820            584,200
              Loss on disposition of assets                                                       --             23,464
              Amortization of bond discount                                                3,159,073                 --
              Changes in current assets and liabilities:
                  Accounts receivable                                                        (99,412)          (326,252)
                  Prepaid expenses and other                                                 (88,374)           194,396
                  Accounts payable                                                        (1,574,438)          (215,413)
                  Accrued liabilities and interest                                         4,951,947             96,435
                  Unearned revenue                                                            54,329             18,193
                                                                                        ------------       ------------
                       Total adjustments                                                   8,099,945            375,023
                                                                                        ------------       ------------
                       Net cash provided by (used in) operating activities                 1,067,378           (649,813)

CASH FLOW FROM INVESTING ACTIVITIES:
       Capital expenditures, net of retirements                                          (14,075,955)        (6,030,799)
       Organizational cost expenditures, net of write-offs                                   (76,788)                --
       Proceeds from sales of investments, net                                            11,839,241                 --
       Proceeds from sale of property                                                             --             69,152
                                                                                        ------------       ------------
                  Net cash used in investing activities                                   (2,313,502)        (5,961,647)

CASH FLOW FROM FINANCING ACTIVITIES:
       Advances to affiliates                                                                     --         (2,802,000)
       Principal payments on debt                                                             (2,656)          (927,673)
       Proceeds from issuance of preferred stock, net of related offering expenses                --         10,705,402
       Expenditures related to issuance of debt                                             (124,923)                --
                                                                                        ------------       ------------
                  Net cash (used in) provided by financing activities                       (127,579)         6,975,729
                                                                                        ------------       ------------

NET INCREASE (DECREASE) IN CASH                                                           (1,373,703)           364,269

CASH AT BEGINNING OF PERIOD                                                                6,144,581             83,092
                                                                                        ------------       ------------

CASH AT END OF PERIOD                                                                   $  4,770,878       $    447,361
                                                                                        ============       ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the period for interest                                         $      3,647       $    293,675

       Cash paid during the period for income taxes                                     $         --       $         --


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                 MARCH 31, 1998
                                   (UNAUDITED)



1.       NATURE OF BUSINESS

         KNOLOGY Holdings, Inc. ("KNOLOGY") and its subsidiaries (collectively, the "Company") offers residential and business customers broadband communications services ("Broadband Services"), including cable television, local and long distance telephone and high-speed Internet access service. The Company provides these Broadband Services using high-capacity hybrid fiber-coaxial networks that are two-way interactive ("Interactive Broadband Networks"). The Company currently operates Interactive Broadband Networks in three cities, Montgomery, Alabama, Columbus, Georgia and Panama City Beach, Florida. The Company is expanding and upgrading the networks in these three cities and has begun construction of Interactive Broadband Networks in Augusta, Georgia and Charleston, South Carolina. The Company also plans to expand to additional mid-sized cities in the southeastern United States. KNOLOGY has been providing cable television service since 1995 and commenced providing telephone and high-speed Internet access service in July 1997.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K including the 1997 consolidated financial statements with footnotes. Certain prior year amounts have been reclassified to conform with the current presentation.

3.       NEW ACCOUNTING PRONOUNCEMENTS

         During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. Interim period reporting is not required in the initial year of adoption. Management is currently studying the impact that SFAS No. 131 will have on its financial statement disclosures.

         The American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-5 on "Reporting on the Costs of Start-up Activities". SOP 98-5 requires that all nongovernmental entities expense costs of start-up activities, including pre-operating, pre-opening and organization activities, as the costs are incurred. SOP 98-5 must be adopted in fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 effective January 1, 1999 at which time it will write off any unamortized costs recorded as start-up activity. The impact of adopting SOP 98-5 may have a material effect on the Company's financial statements.

4.       COMPREHENSIVE INCOME

         During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which the Company adopted as of January 1, 1997. SFAS No. 130 requires the Company to report in their financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's unrealized loss on marketable securities for the three months ended March 31, 1998 and 1997 is reported in the Stockholders' Equity section of the Company's Condensed Consolidated Balance Sheets.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains certain forward-looking statements that involve risks and uncertainties. In addition, members of the Company's senior management may, from time to time, make certain forward-looking statements concerning the Company's operations, performance and other developments. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors, including those set forth under the caption "Business-Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Commission on March 31, 1998 and which section is incorporated herein by reference.

Unless otherwise indicated, dollar amounts over $1 million have been rounded to one decimal place and dollar amounts less than $1 million have been rounded to the nearest thousand.

The following analysis and discussion should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

Substantially all of the Company's revenues through March 31, 1998 come from its cable television operations. In July 1997 the Company began to offer Internet access and telephone service in Montgomery. In Columbus, high-speed Internet access service was introduced in September 1997 and telephone service was introduced in the fourth quarter of 1997. The Company intends to offer telephone and Internet access services in Panama City Beach, Florida, Augusta, Georgia and Charleston, South Carolina during the second and third quarters of 1998.

Subscriber revenues consist of fixed monthly fees for basic and premium cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts which involve a charge for each viewing. Revenues from Internet access services consist primarily of fixed monthly fees. Revenues from the Company's telephone services consist primarily of fixed monthly fees for local service and enhanced services such as call waiting and voice mail, and variable fees (billed monthly) for long distance service. Additional revenues are derived from installation services and leases or sales of equipment such as cable modems. Miscellaneous revenues result principally from converter rentals, installation fees, franchise fees, and late payment charges.

The Company's principal operating expenses through March 31, 1998 consisted of programming charges for cable television, general and administrative expenses, depreciation and amortization expense, field and technical expenses, customer service expenses and sales and marketing costs. Programming charges consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. General and administrative expenses consist of corporate and subsidiary general management and administrative costs. Depreciation and amortization include depreciation of the Company's Interactive Broadband Networks and equipment, and amortization of cost in excess of net assets and other intangible assets related to acquisitions. Field and technical expenses include payroll and departmental costs incurred for network design, maintenance, monitoring and operations, including pole rental fees. Customer service expenses include payroll and departmental costs incurred for customer service representatives and support. Sales and marketing costs include the cost of sales and marketing personnel and advertising and promotional expenses. Operating expenses related to the Company's Internet access and telephone services include primarily costs of Internet access, telephone access and transport charges payable to local and long distance carriers.



RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

REVENUES. Total revenues for the three months ended March 31, 1998 increased 118% to $4.1 million, compared to $1.9 million for the three months ended March 31, 1997. The Company generated subscriber revenues of $3.6 million for the three months ended March 31, 1998, as compared to $1.6 million for the same period in 1997. Miscellaneous revenues were $543,000 and $262,000, respectively, for the three months ended March 31, 1998 and 1997. The increased subscriber and miscellaneous revenues are primarily due to a higher number of cable subscribers during the three months ended March 31, 1998 compared to the same period in 1997, and from telephone and Internet access revenues which were not offered by the Company during the three months ended March 31, 1997. The additional subscribers are a result of the Company extending its Interactive Broadband Networks in the Montgomery and Columbus markets and the acquisition of Beach Cable in Panama City Beach, Florida in December 1997.

EXPENSES. The Company's operating expenses for the three months ended March 31, 1998, excluding depreciation and amortization, increased to $5.7 million, compared to $2.1 million for the three months ended March 31, 1997. Programming charges were $1.8 million and $875,000 which represent 49.7% and 53.8% of subscriber revenues, respectively. General and administrative expenses were $2.1 million and $467,000, field and technical expenses were $685,000 and $263,000, customer service expenses were 424,000 and 173,000, and sales and marketing costs were $702,000 and $276,000, respectively, for such periods. The increases in the Company's programming charges are primarily a result of the Company's increased number of cable subscribers. The increase in general and administrative expenses, field and technical expenses, customer service expenses and sales and marketing costs reflect the Company's build-up of personnel, corporate infrastructure, customer service support and brand development in connection with the planned growth of the business into Panama City, Charleston, Augusta and additional new markets in the southeastern region of the United States.

Depreciation and amortization for the three months ended March 31, 1998 increased to $1.7 million, compared to $584,000 for the same period in 1997. The increase in depreciation expense reflects significant capital expenditures during 1997 and the first quarter of 1998 to expand the Montgomery and Columbus networks, to acquire Beach Cable in Panama City Beach and to purchase buildings and computer and office equipment at the corporate and subsidiary locations.

Interest income for the three months ended March 31, 1998 was $3.2 million, compared to $42,000 for same period in 1997 and reflects the interest income from the investment of certain proceeds received from the issue of the Senior Discount Notes in October 1997.

Interest expense for the three months ended March 31, 1998 was $7.0 million, compared to $292,000 for the same period in 1997 and reflects the accrual of interest attributable to the Senior Discount Notes issued in October 1997.

NET LOSS. The Company incurred a net loss for the three months ended March 31, 1998 of $7.0 million compared to a net loss of $1.0 million for the three months ended March 31, 1997 as a result of the increase in expenses noted above. The Company expects its net losses to continue as the Company continues to expand its business.



LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had net working capital of $214.5 million, compared to $226.8 million at December 31, 1997.

The Company has required significant capital for operating and investing activities in the development of its business. For the three months ended March 31, 1998, the Company provided approximately $1.1 million in operating activities and invested approximately $2.3 million in investing activities. The Company's investing activities for the three months ended March 31, 1998 primarily consisted of $14.1 million of capital expenditures which were offset by proceeds from the sale of marketable securities of $11.8 million.

On October 22, 1997, the Company received net proceeds of approximately $242.4 million from the offering of Senior Discount Notes (the "Offering"). The Senior Discount Notes issued in the Offering were subsequently exchanged for $444.1 million aggregate principal amount at maturity of substantially identical 11-7/8% senior discount notes due October 15, 2007 that had been registered under the Securities Act of 1933, as amended in an exchange offer that expired on March 24, 1998. The Notes were sold at a substantial discount from their principal amount at maturity and there will not be any payment of interest on the Notes prior to April 15, 2003. The Notes will fully accrete to face value on October 15, 2002. From and after October 15, 2002, the Notes will bear interest, which will be payable in cash, at a rate of 11-7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The Indenture contains certain covenants that affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, redeem capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. If the Company fails to comply with these covenants, the Company's obligation to repay the Notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the Indenture restricts the Company's ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits the Company and its subsidiaries to incur an unlimited amount of indebtedness to finance the acquisition of equipment, inventory and network assets and to secure such indebtedness, and up to $50.0 million of additional secured indebtedness. Upon a "Change of Control" of the Company (as defined in the Indenture), the Company will be required to make an offer to purchase the Notes at a purchase price equal to 101% of the Accreted Value thereof, plus accrued interest.

In connection with the Offering, the Company completed an equity private placement to qualified investors including certain existing shareholders of the Company, pursuant to which the Company issued approximately 21,400 additional shares of Preferred Stock at $1,500 per share for aggregate proceeds of approximately $32.2 million, of which approximately $28.0 million was purchased by ITC Holding, Century Telephone, SCANA, South Atlantic and AT&T Venture Funds. ITC Holding purchased all shares of the Company's Preferred Stock owned by Century Telephone in January 1998.

The Company's business requires substantial investment to finance capital expenditures and related expenses to expand the Interactive Broadband Networks in Montgomery and Columbus, to construct additional Interactive Broadband Networks, to fund subscriber equipment, to fund operating deficits in new systems until it builds its customer base and to maintain the quality of its networks. The Company currently expects to spend at least $78.4 million during 1998 to expand and upgrade the Montgomery, Columbus and Panama City Beach networks and to commence construction of networks in Augusta, Charleston and Panama City. In addition, the Company estimates the cost of constructing networks in additional cities and funding initial subscriber equipment at approximately $35 million to $50 million per city. Actual costs may vary significantly from this range and will depend in part on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, other factors affecting construction costs, costs associated with the cable franchise in each city, the number of subscribers, the mix of services purchased, the cost of subscriber equipment paid for or financed by the Company and other factors. The Company expects to enter into purchase agreements through 1998 in the ordinary course of business for programming services and construction related services to expand its service offerings and to expand and upgrade the networks. Although there can be no assurance, the Company believes that present cash reserves, cash flow from operations and amounts expected to be available under a $50 million credit facility currently under negotiation will provide sufficient funds to expand the existing networks and fund the expansion into Panama City Beach/Panama City, Charleston and Augusta. The Company may need to seek additional financing in the event the credit facility is not entered into or actual costs vary. In addition, the Company will need additional financing to expand into additional cities for new business activities or in the event it decides to make additional acquisitions.



                           PART II. OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

As of April 16, 1998, a majority of the stockholders of the Company, voting by written consent, approved (1) a 150-for-1 stock split of the Company's Common Stock, par value $.01 per share, to be effected in the form of a stock dividend of new shares of Common Stock, (2) amendments to the Certificate of Incorporation and Certificate of Designation of the Corporation to increase in the number of shares of authorized Common Stock to 16,000,000 and to change the conversion ratio between the Common Stock and the Preferred Stock of the Corporation from 1 to 1 to a ratio of 150 to 1 and (3) amendments to the Corporation's 1995 Stock Option Plan to increase the aggregate number of shares of Stock that may be issued pursuant to options granted under the Plan.
The Company filed the amendments to its Certificate of Incorporation and Certificate of Designation to affect the Common Stock Split on May 1, 1998.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this Report pursuant to Item 601 of Regulation S-K:

Exhibit Number             Description of Exhibit
--------------             ----------------------

3.1               Certificate of Amendment of Certificate of Incorporation

3.2               Certificate of Amendment to Certificate of Designation of Preferred Stock

11.1              Computation of Earnings Per Share of Common Stock

21.1              Subsidiaries of KNOLOGY Holdings, Inc.

27.1              Financial Data Schedule for the Three Months Ended March 31, 1998

27.2              Financial Data Schedule for the Three Months Ended March 31, 1997


(b) Reports on Form 8-K

On February 17, 1998, the Company filed a Current Report on Form 8-K to report the acquisition on December 5, 1997 of Beach Cable, Inc. and to include the relevant financial statements of KNOLOGY of Panama City, Inc., including the relevant pro forma financial information for the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        KNOLOGY Holdings, Inc.

                                        By:  /s/ James K. McCormick
                                            ------------------------------------
                                              James K. McCormick
                                              Chief Financial Officer and
                                              Secretary

May 15, 1998