Form 10-K/A
period 1997-12-31
KNOLOGY HOLDINGS INC /GA
filed 1998-06-09
CIK 1048932

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K/A

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


         As of March 1, 1998, there were no shares of the registrant's Common Stock outstanding and 49,985 shares of the registrant's Preferred Stock outstanding.

-----------------------
* The Company does not have any class of equity securities registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.

                               EXPLANATORY NOTE


This Amendment to Form 10-K is filed to amend Item 8 and Item 14 which are restated herein in their entirety.

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

 10.53+         Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998.

 10.54+         Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998.

 11.1+          Computation of Earnings Per Share of Common Stock.

 12.1+          Statement regarding Computation of Ratio of Earnings to Fixed Charges.


 21.1           Subsidiaries of KNOLOGY Holdings, Inc. (Filed as Exhibit 21.1 to the Quarterly Report on Form 10-Q, File No.
                333-43339, filed with the Commission on May 15, 1998 and incorporated herein by reference).


 23.1           Consent of Arthur Andersen LLP.

 27.1           Financial Data Schedule.

----------
* Confidential treatment has been granted. The copy filed as an exhibit omits the information subject to the confidential treatment request.

+  Previously filed as part of this Form 10-K.


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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 26 day of May, 1998.



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




Signature                                  Title                                              Date
---------                                  -----                                              ----
/s/ O. Gene Gabbard                        Chairman of the Board and Director                 May 26, 1998
------------------------------------
O. Gene Gabbard


/s/ William E. Morrow                      President, Chief Executive Officer                 May 26, 1998
------------------------------------       and Director  (Principal executive officer)
William E. Morrow


/s/ James K. McCormick                     Chief Financial Officer and Secretary              May 26, 1998
------------------------------------       (Principal financial officer and principal
James K. McCormick                         accounting officer)



/s/ Donald W. Burton                       Director                                           May 26, 1998
------------------------------------
Donald W. Burton


/s/ William H. Scott, III                  Director                                           May 26, 1998
------------------------------------
William H. Scott, III


/s/ Andrew M. Walker                       Director                                           May 26, 1998
------------------------------------
Andrew M. Walker


/s/ Campbell B. Lanier, III                Director                                           May 24, 1998
------------------------------------
Campbell B. Lanier, III

/s/ Richard Bodman                         Director                                           May 24, 1998
------------------------------------
Richard Bodman


/s/ L. Charles Hilton, Jr.                 Director                                           May 26, 1998
------------------------------------
L. Charles Hilton, Jr.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KNOLOGY Holdings, Inc. and subsidiaries (Successor Company) and KNOLOGY of Montgomery, Inc. (Predecessor Company) as of December 31, 1996 and 1997 and the results of their operations and their cash flows for the four months ended April 30, 1995, the eight months ended December 31, 1995 and the years ended December 31, 1996 and 1997 in conformity with generally accepted accounting principles.



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




ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 6, 1998

                   KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                             (SUCCESSOR COMPANY)

                       AND KNOLOGY OF MONTGOMERY, INC.

                            (PREDECESSOR COMPANY)


                         CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1997



                                     ASSETS

                                                         1996         1997
                                                     ------------ ------------
CURRENT ASSETS:
   Cash and cash equivalents                         $    83,092  $ 6,144,581
   Marketable securities                                       0  227,880,923
   Accounts receivable--trade, less allowance for
     doubtful accounts of $23,342, and $108,529          885,463    1,607,859
     in 1996, and 1997, respectively
   Interest receivable--affiliate (Note 8)                 1,345            0
   Deferred tax assets (Note 6)                                0            0
   Prepaid expenses                                      280,920       37,060
                                                     ------------ ------------
          Total current assets                         1,250,820  235,670,423
                                                     ------------ ------------
PROPERTY AND EQUIPMENT:
   Cable system and installation equipment            20,965,636   56,909,159
   Test and office equipment                             421,997    1,628,485
   Automobiles and trucks                                286,422      837,490
   Production equipment                                        0      297,286
   Buildings                                                   0    1,936,035
   Inventory, less allowance for shrinkage of
     $30,000 in 1997                                   1,605,922    5,806,320
   Leasehold improvements                                170,272      324,270
                                                     ------------ ------------
                                                      23,450,249   67,739,045
   Less accumulated depreciation and amortization     (1,973,040)  (5,171,309)
                                                     ------------ ------------
          Property and equipment, net (Note 1)        21,477,209   62,567,736
COST IN EXCESS OF NET ASSETS ACQUIRED, NET OF        ------------ ------------
   ACCUMULATED AMORTIZATION OF $202,516, AND
   $441,877 IN 1996, AND 1997, RESPECTIVELY (NOTE
   2)                                                  6,877,607    9,433,385
DEBT ISSUANCE COSTS, NET OF ACCUMULATED              ------------ ------------
   AMORTIZATION OF $0 and $121,652 IN 1996 AND                 0    7,761,655
   1997, RESPECTIVELY (NOTE 3)                       ------------ ------------
ORGANIZATIONAL COSTS, NET OF ACCUMULATED
   AMORTIZATION OF $157,535, AND $253,942 IN             326,590      701,106
   1996, AND 1997, RESPECTIVELY                      ------------ ------------
OTHER                                                      9,519       63,795
                                                     ------------ ------------
          Total assets                               $29,941,745 $316,198,100
                                                     ============ ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Current portion of long-term debt (Note 3)         $1,027,873  $    25,094
   Accounts payable                                    1,894,178    5,817,733
   Accounts payable--affiliate (Note 8)                    7,073      452,346
   Accrued liabilities                                   907,247    1,638,042
   Unearned revenue                                      615,651      907,048
                                                      ----------- ------------
          Total current liabilities                    4,452,022    8,840,263

NONCURRENT LIABILITIES:
   Long-term notes payable (Note 3)                   11,291,296      120,804
   Long-term accrued interest payable                          0    3,201,688
   Bonds payable, net of discount of
     $194,189,569 in 1997                                      0  249,910,431
                                                      ----------- ------------
          Total liabilities                           15,743,318  262,073,186
                                                      ----------- ------------
DEFERRED TAX LIABILITIES, NET OF ALLOWANCE OF
   $2,475,223, AND $4,165,308 IN 1996, AND 1997,
   RESPECTIVELY (NOTE 6)                                       0            0
COMMITMENTS AND CONTINGENCIES (NOTES 4 AND 5)                  0            0
                                                      ----------- ------------
WARRANTS (NOTE 3)                                              0    2,486,960
                                                      ----------- ------------
STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $.01 par value
     per share; 50,000 and 100,000 shares authorized,
     17,092 and 49,985 shares issued and outstanding
     in 1996 and 1997, respectively                          171          500
   Common stock, $.01 par value per share; 15,000
     and 200,000 shares authorized, no shares issued
     and outstanding                                           0            0
   Additional paid-in capital                         18,509,218   65,060,712
   Accumulated deficit                                (4,310,962) (13,402,495)
   Unrealized losses on marketable securities                  0      (20,763)
     (Note 2)                                        ------------ ------------
          Total stockholders' equity                  14,198,427   51,637,954
                                                     ------------ ------------
          Total liabilities and stockholders'
            equity                                   $29,941,745 $316,198,100
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

                                         AND KNOLOGY OF MONTGOMERY, INC.

                                              (PREDECESSOR COMPANY)


                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE FOUR MONTHS ENDED APRIL 30, 1995, THE EIGHT MONTHS ENDED DECEMBER 31, 1995,

                                  AND THE YEARS ENDED DECEMBER 31, 1996 AND 1997



                                                             PREDECESSOR
                                                               COMPANY                 SUCCESSOR COMPANY
                                                            ------------  -------------------------------------------
                                                             Four Months   Eight Months
                                                                Ended          Ended        Years Ended December 31,
                                                              April 30,    December 31,    --------------------------
                                                                1995           1995         1996           1997
                                                            ------------  -------------------------------------------
OPERATING REVENUES:
   Subscriber                                                $ 811,103     $ 2,016,082   $ 4,682,666    $ 9,041,549
   Miscellaneous                                                46,058         180,916       651,517      1,313,519
                                                           --------------- ------------- -------------- -------------
            Total                                              857,161       2,196,998     5,334,183     10,355,068
                                                           --------------- ------------- -------------- -------------
OPERATING EXPENSES:
   General and administrative                                  175,724       1,027,001     2,346,201      4,383,830
   Programming charges                                         409,325       1,029,959     2,513,693      4,758,730
   Depreciation and amortization                               259,336         745,004     1,640,025      3,715,184
   Field and technical                                          98,293         417,273       877,870      1,564,654
   Sales and marketing                                          16,590          58,414       659,667      1,444,056
                                                           --------------- ------------- -------------- -------------
            Total                                              959,268       3,277,651     8,037,456     15,866,454
                                                           --------------- ------------- -------------- -------------
OPERATING LOSS                                                (102,107)     (1,080,653)   (2,703,273)    (5,511,386)
                                                           --------------- ------------- -------------- -------------
OTHER INCOME AND EXPENSES:
   Affiliate interest income (Note 8)                                0          12,098       273,799              0
   Other interest income                                             0           6,646        46,221      2,774,909
   Affiliate interest expense (Note 8)                          (2,017)        (58,856)            0              0
   Other interest expense                                      (19,861)       (509,057)   (1,055,498)    (6,226,023)
   Other income (expense), net                                       0               0       (60,000)      (129,033)
                                                           --------------- ------------- -------------- -------------
            Total                                              (21,878)       (549,169)     (795,478)    (3,580,147)
                                                           --------------- ------------- -------------- -------------
LOSS BEFORE MINORITY INTEREST AND INCOME TAX BENEFIT         $(123,985)    $(1,629,822)  $(3,498,751)    (9,091,533)

MINORITY INTEREST (NOTE 2)                                           0         109,837             0              0
                                                           --------------- ------------- -------------- -------------
LOSS BEFORE INCOME TAX BENEFIT                                (123,985)     (1,519,985)   (3,498,751)    (9,091,533)

INCOME TAX BENEFIT                                                   0         334,451       373,323              0
                                                           --------------- ------------- -------------- -------------
NET LOSS                                                      (123,985)     (1,185,534)   (3,125,428)    (9,091,533)

PREFERRED STOCK DIVIDENDS                                     (230,407)              0             0              0
                                                           --------------- ------------- -------------- -------------
NET LOSS AFTER PREFERRED STOCK DIVIDENDS                     $(354,392)    $(1,185,534)  $(3,125,428)   $(9,091,533)
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

                                            AND KNOLOGY OF MONTGOMERY, INC.

                                                 (PREDECESSOR COMPANY)


                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE FOUR MONTHS ENDED APRIL 30, 1995, THE EIGHT MONTHS ENDED DECEMBER 31, 1995,

                                     AND THE YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                                        PREDECESSOR
                                                                          COMPANY                   SUCCESSOR COMPANY
                                                                      --------------  -------------------------------------------
                                                                                       Eight Months
                                                                        Four Months       Ended         Years Ended December 31,
                                                                           Ended       December 31,  ----------------------------
                                                                      April 30, 1995       1995          1996            1997
                                                                      --------------   ------------  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $(123,985)    $(1,185,534)   $ (3,125,428) $   (9,091,533)
                                                                        ---------     -----------    ------------  --------------
   Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                       259,336         745,004       1,640,025       3,715,184
      Loss on disposition of assets                                             0               0          21,370          23,464
      Deferred income tax benefit                                               0        (334,451)       (373,323)              0
      Minority interest                                                         0        (109,837)              0               0
      Changes in current assets and liabilities:
         Accounts receivable                                              (11,069)       (205,159)       (512,337)       (721,396)
         Prepaid expenses                                                   7,955         (86,156)       (180,950)        244,199
         Accounts payable                                                  79,608        (246,687)        (39,648)      4,302,245
         Accrued liabilities and interest                                  28,528         372,966         293,394         163,317
         Unearned revenue                                                 (96,297)        336,894         278,757         243,007
         Other                                                                  0         (29,968)            133           1,345
                                                                        ---------     -----------    ------------  --------------
            Total adjustments                                             268,061         442,606       1,127,421       7,971,365
                                                                        ---------     -----------    ------------  --------------
            Net cash provided by (used in) operating activities           144,076        (742,928)     (1,998,007)     (1,120,168)
                                                                        ---------     -----------    ------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of retirements                             $ (42,504)    $(1,291,080)   $(14,416,135) $  (39,625,408)
   Organizational cost expenditures, net of write-offs                          0        (453,736)        (20,133)       (470,923)
   Purchase of investments                                                      0               0          (5,000) (1,346,150,712)
   Proceeds from sales of investments                                           0               0               0   1,118,194,411
   Proceeds from sales of property                                              0               0               0          69,152
                                                                        ---------     -----------    ------------  --------------
            Net cash used in investing activities                         (42,504)     (1,744,816)    (14,441,268)   (267,983,480)
                                                                        ---------     -----------    ------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Advances to) repayments from affiliate                                      0      (4,255,836)      4,255,836               0
   Proceeds from issuances of debt and short-term
    borrowings, net of discount and issue costs on bonds                        0          51,389       1,258,238     257,370,383
   Principal payments on debt and short-term borrowings                  (104,889)       (478,624)       (160,900)    (29,903,385)
   Proceeds from initial capitalization of Successor Company                    0         200,000               0               0
   Proceeds from issuance of preferred stock, net of
    related offering expenses                                                   0       7,254,690      10,868,699      42,824,323
   Accretion of discount on bonds                                               0               0               0       2,386,856
   Proceeds from issuance of warrants                                           0               0               0       2,486,960
                                                                        ---------     -----------    ------------  --------------
            Net cash (used in) provided by financing activities          (104,889)      2,771,619      16,221,873     275,165,137
                                                                        ---------     -----------    ------------  --------------
NET (DECREASE) INCREASE IN CASH                                            (3,317)        283,875        (217,402)      6,061,489

CASH AT BEGINNING OF PERIOD                                                19,936          16,619         300,494          83,092
                                                                        ---------     -----------    ------------  --------------
CASH AT END OF PERIOD                                                   $  16,619     $   300,494    $     83,092  $    6,144,581
                                                                        ---------     -----------    ------------  --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                             $  22,027     $    46,762    $  1,016,039  $    1,543,125
                                                                        ---------     -----------    ------------  --------------

   Cash paid during the period for income taxes                         $       0     $         0    $          0  $            0
                                                                        ---------     -----------    ------------  --------------

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Preferred stock dividends                                            $ 230,407     $         0    $          0  $            0
                                                                        =========     ===========    ============  ==============
   Acquisition of Beach Cable:
      Fair value of assets acquired, including goodwill                         0               0               0       7,552,144
      Preferred stock issued in connection with acquisitions                    0               0               0       3,727,500
                                                                        ---------     -----------    ------------  --------------
         Liabilities assumed                                                    0               0               0       3,824,644
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

                                                  (SUCCESSOR COMPANY)

                                            AND KNOLOGY OF MONTGOMERY, INC.

                                                 (PREDECESSOR COMPANY)


                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

                  FOR THE FOUR MONTHS ENDED APRIL 30, 1995, THE EIGHT MONTHS ENDED DECEMBER 31, 1995,

                                     AND THE YEARS ENDED DECEMBER 31, 1996 AND 1997






                                                                 COMMON STOCK     ADDITIONAL     PREFERRED STOCK
                                                              ----------------      PAID-IN     ----------------
                                                              SHARES    AMOUNT      CAPITAL     SHARES    AMOUNT
                                                              ------    ------      -------     ------    ------
PREDECESSOR COMPANY:

   BALANCE AT APRIL 30, 1995                                   1,000     $10     $  6,563,598      197      $197

SUCCESSOR COMPANY:

   INITIAL CAPITAL CONTRIBUTION                                    0       0          200,000        0         0

      Acquisition of Predecessor Company                      (1,000)    (10)      (6,563,598)    (197)     (197)
      Conversion of capital to preferred stock                     0       0               (2)      20         2
      Issuance of preferred stock, net of related
         offering expenses of $65,310                              0       0        7,254,617    7,500        73
      Net loss                                                     0       0                0        0         0
                                                              ------- ---------- ------------- --------- ---------
   BALANCE AT DECEMBER 31, 1995                                    0       0        7,454,615    7,520        75

      Issuance of preferred stock, net of related
         offering expenses of $379,701                             0       0       11,054,603    9,572        96
      Net loss                                                     0       0                0        0         0
                                                              ------- ---------- ------------- --------- ---------
   BALANCE AT DECEMBER 31, 1996                                    0       0       18,509,218   17,092       171

      Issuance of preferred stock, net of related
         offering expenses of $99,677                              0       0       42,824,019   30,408       304
                                                                   0
      Purchase of Beach Cable (Note 1)                             0       0        3,727,475    2,485        25
      Net loss                                                     0       0                0        0         0
      Unrealized loss on marketable securities                     0       0                0        0         0
                                                              ------- ---------- ------------- --------- ---------
   BALANCE AT DECEMBER 31, 1997                                    0    $  0      $65,060,712   49,985      $500
                                                              ======= ========== ============= ========= =========


                                                                                                     UNREALIZED       TOTAL
                                                                 TREASURY STOCK                       LOSS ON     STOCKHOLDERS'
                                                                ----------------     ACCUMULATED     MARKETABLE     (DEFICIT)
                                                                SHARES    AMOUNT       DEFICIT       SECURITIES      EQUITY
                                                                ------    ------       -------       ----------      ------
PREDECESSOR COMPANY:

   BALANCE AT APRIL 30, 1995                                   (5,104)  $(255,200) $ (6,410,590)   $        0     $   (101,985)

SUCCESSOR COMPANY:

   INITIAL CAPITAL CONTRIBUTION                                     0           0             0             0          200,000

      Acquisition of Predecessor Company                        5,104     255,200     6,410,590             0          101,985
      Conversion of capital to preferred stock                      0           0             0             0                0
      Issuance of preferred stock, net of related
         offering expenses of $65,310                               0           0             0             0        7,254,690
      Net loss                                                      0           0    (1,185,534)            0       (1,185,534)
                                                               -------- ---------- --------------- -------------- -------------
   BALANCE AT DECEMBER 31, 1995                                     0           0    (1,185,534)            0        6,269,156

      Issuance of preferred stock, net of related
         offering expenses of $379,701                              0           0             0             0       11,054,699
      Net loss                                                      0           0    (3,125,428)            0       (3,125,428)
                                                               -------- ---------- --------------- -------------- -------------
   BALANCE AT DECEMBER 31, 1996                                     0           0    (4,310,962)            0       14,198,427

      Issuance of preferred stock, net of related
         offering expenses of $99,677                               0           0             0             0       42,824,323
      Purchase of Beach Cable (Note 1)                              0           0             0             0        3,727,500
      Net loss                                                      0           0    (9,091,533)            0       (9,091,533)
      Unrealized loss on marketable securities                      0           0             0       (20,763)         (20,763)
                                                               -------- ---------- --------------- -------------- -------------
   BALANCE AT DECEMBER 31, 1997                                     0   $       0  $(13,402,495)     $(20,763)    $(51,637,954)
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

    CyberNet Holding, L.L.C. was established for the purpose of the acquisition of KNOLOGY of Montgomery, Inc., formerly, Montgomery Cablevision & Entertainment ("KNOLOGY of Montgomery" or "Predecessor Company"), a provider of cable television services in Montgomery, Alabama. This acquisition was consummated on April 28, 1995 when the Company purchased the equity interests of InterRedec, Inc. ("InterRedec") in KNOLOGY of Montgomery in exchange for a note bearing interest at 9%, with principal and interest due in five years (Note 3). The transaction was accounted for as a purchase. As of December 31, 1995, the Company owned 80% of the common stock and approximately 97% of the preferred stock of KNOLOGY of Montgomery. In January 1996, the Company exchanged 200 shares of its preferred stock and $14,000 in cash for the 200 common shares and 5 preferred shares of KNOLOGY of Montgomery

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    held by the minority shareholder. As a result of this exchange, KNOLOGY of Montgomery is now a wholly owned subsidiary of the Company.


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

    The Company has experienced operating losses as a result of the expansion of its broadband communications systems and services in new and existing markets. The Company expects to continue to focus on increasing its customer base and expand its broadband operations. Accordingly, the Company expects that its operating expenses and capital expenditures will continue to increase as it extends its broadband communications systems to customers in these markets in accordance with its business plan. While management expects its expansion plans to result in profitability, there can be no assurance that growth in the Company's revenue or customer base will continue or that the company will be able to achieve or sustain profitability and/or positive cash flow.

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

    As a result of the acquisitions of KNOLOGY of Montgomery, KNOLOGY of Columbus, and KNOLOGY of Panama City (Note 1), the statements of operations for the Successor Period includes amortization of cost in excess of net assets acquired and interest expense on debt incurred in connection with the acquisitions. Also, as a result of purchase accounting, the fair values of the property and equipment at the date of their acquisition became their new "cost" bases. Accordingly, the depreciation of property and equipment for the Successor Period is based on the newly established cost bases of these assets. The other effects of purchase accounting in the Successor Period are not significant.

    The statements of operations, stockholders' (deficit) equity, and cash flows for 1995 are divided between the four months ended April 30, 1995, when InterRedec held the controlling interest in the Predecessor Company, and the eight months ended December 31, 1995, when the Successor Company held the controlling interest following the transfer of ownership discussed in Note 1. In addition, the financial statements as of December 31, 1995 and for the eight months then ended include the accounts of KNOLOGY Holdings, Inc., CyberNet Holding, L.L.C., KNOLOGY of Columbus, American Cable, L.L.C., and KNOLOGY of Montgomery. The equity share of KNOLOGY of Montgomery previously not owned by the Company is reflected in the accompanying balance sheets and statements of operations as minority interest. The financial statements as of December 31, 1996 and for the year then ended include the accounts of KNOLOGY Holdings, Inc., KNOLOGY of Montgomery and KNOLOGY of Columbus. All significant intercompany transactions have been eliminated in consolidation.

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

    COST IN EXCESS OF NET ASSETS ACQUIRED

    This amount represents the excess of cost over the fair value of the net assets acquired by the Company in its purchases of KNOLOGY of Montgomery, KNOLOGY of Columbus, and KNOLOGY of Panama City discussed in Note 1. These costs are being amortized using the straight-line method over 40 years.

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


3.  LONG-TERM DEBT

    Long-term debt at December 31, 1996 and 1997 consists of the following:



                                                                                   1996                1997
                                                                             ---------------         ------------
       Senior Discount Notes, with a face value of $444,100,000,
       bearing interest at 11.875% beginning October 15, 2002, payable semi-annually beginning April 15, 2003 with principal and any
       unpaid interest due October 15, 2007 ................................ $             0         $249,910,431

       InterRedec, bearing interest at 9%, payable on March 31, 2000,
       plus interest, unsecured (a) ........................................       6,000,000                    0

       Francine, Inc., bearing interest at 9%, payable on September
       29, 2000, plus interest, unsecured (b) ..............................       5,000,000                    0

       Sterling Bank, bearing interest at prime plus 1.5%, payable in monthly installments of $1,425, plus interest, through May
       1999, unsecured .....................................................          36,316                    0

       Compass Bank, bearing interest at 8.75%, payable in monthly
       installments of $1,632 through September 1998, secured ..............          31,659                    0

       SunTrust Bank, bearing interest at 8.25%, payable in monthly
       installments of $828 through September 1997, secured ................           6,828                    0

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                                                           December 31,
                                                                             ------------------------------------
                                                                                   1996                1997
                                                                             ---------------         ------------
       First National Bank of West Point line of credit, bearing
       interest at prime, maturing March 1997, unsecured ...................         900,000                    0

       Compass Bank, bearing interest at prime plus 1.0%, payable in monthly
       installments of $5,426 through November 1999, secured ...............         170,000                    0

       First National Bank of West Point, note bearing interest at
       8.5%, payable in monthly installments of $945 through March
       1999, secured .......................................................          23,200                    0

       Troup capitalized lease obligation, at a rate of 10%, payable
       in quarterly installments of $6,304 through December 2006, secured ..         151,166              145,898
                                                                             ---------------         ------------
                                                                                  12,319,169          250,056,329

       Less current maturities .............................................       1,027,873               25,094
                                                                             ---------------         ------------
                                                                                 $11,291,296         $250,031,235
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

    In the fourth quarter of 1997, the Company issued units consisting of senior discount notes due 2007 and warrants to purchase Preferred Stock for gross proceeds of approximately $250 million. The notes were offered at a substantial discount from face value, with no interest payable for the first five years. Approximately $2.5 million of the gross proceeds has been allocated to the warrants. Each warrant allows the holder to purchase .003734 shares of the Company's preferred stock. The Company incurred approximately $7.9 million in costs to issue the senior discount notes. These costs are being amortized at an effective rate over the life of the notes. The indenture relating to the Notes contains certain covenants that, among other things, limit the ablity of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets, and engage in mergers and consolidations. The proceeds from the offering of units have been, and will be, used to repay certain indebtedness of the Company, fund expansion of the Company's business, and for additional working capital and general corporate purposes.

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


5.  COMMITMENTS AND CONTINGENCIES

    PURCHASE COMMITMENTS

    The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee as compensation for the programming, generally based on the number of average subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Certain contracts have minimum monthly fees. The Company estimates that it will pay approximately $4.3 million in fees during 1998.

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
                                        =========   ========== ======== ======


    A limited liability company is treated as a partnership for income tax purposes. Therefore, through November 1995, the income tax benefits generated by CyberNet Holding, L.L.C. and American Cable, L.L.C. were recorded by ITC Holding as the corporate owner of these entities. Following the formation of KNOLOGY of Columbus and KNOLOGY Holdings, Inc. and the subsequent transfer of ownership interests in CyberNet Holding, L.L.C. and KNOLOGY of Columbus from ITC Holding in December 1995 (Notes 1 and 8), the Company recognized the income tax benefits generated by its subsidiaries in the accompanying statements of operations for the Successor Period. Effective December 1995, the Company and its subsidiaries began filing a consolidated federal income tax return. Each entity files separate state income tax returns.

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

    The cost associated with the cumulative nonvoting preferred stock following the recapitalization is $31,000 per share. The shares of cumulative nonvoting preferred stock may be called for redemption by KNOLOGY of Montgomery at any time, and upon such call, KNOLOGY of Montgomery shall pay $32,750 per share in cash plus an amount equal to all dividends accrued and unpaid thereon to the date of such redemption. KNOLOGY of Montgomery is accreting the difference between the redemption price and the face value of the shares over a five-year period as a charge to retained earnings and a corresponding increase to additional paid-in capital. The holders of the cumulative nonvoting preferred stock shall be entitled to receive, out of the unreserved and unrestricted surplus or net profits of the corporation, cash dividends as declared by the board of directors. No such dividends have been declared as of December 31, 1997, but KNOLOGY of Montgomery is accruing dividends at a rate of prime plus 2%. The preferred stock has no conversion privileges. For the eight months ended December 31, 1995 and the years ended December 31, 1996 and 1997, these preferred stock accretion
    and dividend amounts were eliminated in   consolidation.

    SUCCESSOR COMPANY CAPITAL TRANSACTIONS

    The Successor Company has authorized 200,000 shares of $.01 par value common stock and 100,000 shares of $.01 par value convertible preferred stock at December 31, 1997. In December 1995, the Company offered 7,780 shares of preferred stock for subscription at $1,000 per share. At December 31, 1995, subscriptions had been accepted for 7,520 shares and consideration of $1,000 per share had been received. As additional consideration for 4,000 shares, ITC Holding conveyed its direct and indirect ownership interests in CyberNet Holding, L.L.C. and KNOLOGY of Columbus to the Company. In January 1996, the remaining subscriptions for 260 shares were accepted. Included in this amount are 200 shares which were exchanged for the minority interest of KNOLOGY

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               (SUCCESSOR COMPANY)

                         AND KNOLOGY OF MONTGOMERY, INC.

                              (PREDECESSOR COMPANY)


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    of Montgomery (Note 1). In April 1996, the Company offered and accepted 9,312 shares of preferred shares for subscription at $1,200 per share. In February 1997, the Company offered and accepted 8,960 shares of preferred stock for subscription at $1,200 per share. Additionally, in October 1997, the Company offered and accepted 21,448 shares of preferred stock for subscription at $1,500 per share. In December 1997, in conjunction with the acquisition of KNOLOGY of Panama City (Note 1), the Company issued 2,485 shares of preferred stock valued at $1,500 per share. The amount of the consideration paid in excess of the par value, net of expenses incurred in connection with each issuance, is included in additional paid-in capital on the accompanying balance sheets. Each share of convertible preferred stock is automatically convertible into common stock on a one-for-one basis at the earlier of either the effective date of a public offering of common stock by the Company or on December 8, 2005. In the event of liquidation of the Company, whether voluntary or involuntary, the holders of convertible preferred stock are entitled to receive preferential distributions of $1,000, $1,200, or $1,500 per share (depending on when the stock was issued) before any distributions to common stockholders. The holders of the preferred stock are not entitled to any other preferences, including dividends.

    SUCCESSOR COMPANY STOCKHOLDERS' AGREEMENT

    The Company entered into a stockholders' agreement (the "Stockholders' Agreement"), dated as of December 8, 1995 and amended as of January 25, 1996 and April 19, 1996, with all of the stockholders of the Company. None of the parties to the Stockholders' Agreement may transfer any class or series of capital stock of the Company or any right or option to acquire any share of capital stock of the Company held by such party to third parties (subject to limited exceptions) without having offered rights of first refusal to purchase such securities to the Company. The Stockholders' Agreement will irrevocably terminate upon the consummation of an initial public offering.

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

    Certain of ITC Holding's other wholly owned or majority-owned subsidiaries provide the Company with various services and/or receive services provided by the Company. These entities include Interstate Telephone Company and Valley Telephone Company, which provide local and long-distance telephone services; ITC/\DeltaCom, Inc., which provides long-distance and related services and which leases capacity on certain of its fiber routes, and InterCall, Inc., which provides conference calling services. ITC Holding also holds equity investments in the following entities which do business with the Company: PowerTel, Inc., which provides cellular services, and MindSpring Enterprises, Inc. ("MindSpring"), which is a regional provider of Internet access. In management's opinion, the Company's transactions with these affiliated entities are representative of arm's-length transactions.

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

                 (a) Earnings per share is computed using 16,111 and 31,143 as number of shares outstanding in 1996 and 1997, respectively.


10. SUBSEQUENT EVENTS

    The Company's cable franchises in Augusta, Georgia and Panama City, Florida were awarded in January 1998 and March 1998, respectively. The Company's application for cable franchise in Columbia County, Georgia was approved in March 1998.

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

Atlanta, Georgia
March 6, 1998

                                                                     SCHEDULE II

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES
                              (SUCCESSOR COMPANY)
                        AND KNOLOGY OF MONTGOMERY, INC.
                             (PREDECESSOR COMPANY)

                       VALUATION AND QUALIFYING ACCOUNTS
                   FOR THE FOUR MONTHS ENDED APRIL 30, 1995,
                   THE EIGHT MONTHS ENDED DECEMBER 31, 1995,
                 AND THE YEARS ENDED DECEMBER 31, 1996 AND 1997



                                       PREDECESSOR                                   SUCCESSOR
                                         COMPANY                                      COMPANY
                                         -------           --------------------------------------------------------

                                       FOUR MONTHS          EIGHT MONTHS               YEAR                  YEAR
                                          ENDED                ENDED                   ENDED                ENDED
                                        APRIL 30,          DECEMBER 31,            DECEMBER 31,         DECEMBER 31,
                                           1995                 1995                   1996                  1997
                                           ----                 ----                   ----                  ----
 Allowance for doubtful accounts,
 balance at beginning of year          $    4,147             $     931               $  17,113          $   23,342

 Addition charged to cost and                                                                               367,527
 expense                                   16,754                36,848                  81,082

 Deductions                               (19,970)              (20,666)                (74,853)           (282,341)
                                       ----------             ---------               ---------          ----------
 Allowance for doubtful accounts,
 balance at end of year                $      931             $  17,113               $  23,342          $  108,528
                                       ==========             =========               =========          ==========

                                 EXHIBIT INDEX

EXHIBIT NUMBER                             EXHIBIT DESCRIPTION
--------------                             -------------------
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

 10.53+       Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998.

 10.54+       Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998.

 11.1+        Computation of Earnings Per Share of Common Stock.

 12.1+        Statement regarding Computation of Ratio of Earnings to Fixed Charges.


 21.1         Subsidiaries of KNOLOGY Holdings, Inc. (Filed as Exhibit 21.1 to the Quarterly Report on Form 10-Q, File No.
              333-43339, filed with the Commission on May 15, 1998 and incorporated herein by reference).


 23.1         Consent of Arthur Andersen LLP.

 27.1         Financial Data Schedule.


---------

* Confidential treatment has been granted. The copy filed as an exhibit omits the information subject to the confidential treatment request.

+        Previously filed as part of this Form 10-K.