Form 10-Q
period 1998-06-30
KNOLOGY HOLDINGS INC /GA
filed 1998-08-14
CIK 1048932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                        COMMISSION FILE NUMBER: 333-43339

                             KNOLOGY HOLDINGS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      58-2203141
-----------------------------------                  --------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                        Identification No.)

        KNOLOGY HOLDINGS, INC.
       1241 O.G. SKINNER DRIVE
         WEST POINT, GEORGIA                                   31833
---------------------------------------              --------------------------
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

         As of June 30, 1998, there were no shares of the registrants' Common Stock outstanding and 49,985 shares of the registrants' Preferred Stock outstanding.



* The Company does not have any class of equity securities registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                         PART I -- FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS


                    KNOLOGY HOLDINGS, INC. and SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                   JUNE 30,         DECEMBER 31,
                                                                     1998                1997
                                                                -------------       -------------
                                    ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                 $   2,699,996       $   6,144,581
      Marketable securities                                       192,961,423         227,880,923
      Accounts receivable, net                                      2,688,524           1,607,859
      Prepaid expenses                                                183,433              37,060
                                                                -------------       -------------
                Total current assets                              198,533,376         235,670,423

PROPERTY AND EQUIPMENT, net                                       101,465,406          62,567,736

COST IN EXCESS OF NET ASSETS ACQUIRED, net                         10,503,582           9,433,385

DEBT ISSUANCE COSTS, net                                            7,800,112           7,761,655

ORGANIZATIONAL COSTS, net                                             511,452             701,106

OTHER                                                                 138,867              63,795
                                                                -------------       -------------
Total assets                                                    $ 318,952,795       $ 316,198,100
                                                                =============       =============


                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of long-term debt                         $      25,094       $      25,094
      Accounts payable                                              3,499,086           5,817,733
      Accounts payable - affiliate                                         --             452,346
      Accrued liabilities                                           7,191,947           1,638,042
      Unearned revenue                                              1,157,487             907,048
                                                                -------------       -------------
                Total current liabilities                          11,873,614           8,840,263

NONCURRENT LIABILITIES:
      Long-term notes payable                                         118,148             120,804
      Long-term accrued interest payable                           11,853,085           3,201,688
      Bonds payable, net of discount                              256,360,038         249,910,431
                                                                -------------       -------------
                Total liabilities                                 280,204,885         262,073,186

WARRANTS                                                            2,486,960           2,486,960

STOCKHOLDERS' EQUITY
      Convertible preferred stock                                         500                 500
      Additional paid-in capital                                   65,060,712          65,060,712
      Accumulated deficit                                         (28,784,645)        (13,402,495)
      Unrealized loss on marketable securities (Note 4)               (15,617)            (20,763)
                                                                -------------       -------------
                Total stockholders' equity                         36,260,950          51,637,954
                                                                -------------       -------------
                Total liabilities and stockholders' equity      $ 318,952,795       $ 316,198,100
                                                                =============       =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KNOLOGY HOLDINGS, INC. and SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                    JUNE 30,                             JUNE 30,
                                             1998              1997               1998              1997
                                         -----------       -----------       ------------       -----------
OPERATING REVENUES:
      Subscriber                         $ 4,710,676       $ 2,106,693       $  8,276,028       $ 3,732,656
      Miscellaneous                          339,513           296,176            882,625           558,158
                                         -----------       -----------       ------------       -----------
                  Total                    5,050,189         2,402,869          9,158,653         4,290,814

OPERATING EXPENSES:
      General and administrative           2,579,873           504,684          4,711,499           965,882
      Programming and other charges        2,163,798         1,106,947          3,936,851         1,982,390
      Depreciation and amortization        1,916,494           807,279          3,613,314         1,391,479
      Customer service                       628,925           208,670          1,052,681           382,039
      Field and technical                    922,997           339,047          1,607,606           602,297
      Sales and marketing                  1,172,389           276,402          1,874,247           552,659
                                         -----------       -----------       ------------       -----------
                  Total                    9,384,476         3,243,029         16,796,198         5,876,746
                                         -----------       -----------       ------------       -----------

OPERATING LOSS                            (4,334,287)         (840,160)        (7,637,545)       (1,585,932)

OTHER INCOME AND EXPENSES:
      Interest income                      2,934,910            24,357          6,133,417            66,481
      Interest expense                    (7,066,371)         (295,506)       (14,054,188)         (593,230)
      Other income (expense), net            116,164                --            176,164           (23,464)
                                         -----------       -----------       ------------       -----------
                  Total                   (4,015,297)         (271,149)        (7,744,607)         (550,213)
                                         -----------       -----------       ------------       -----------

NET LOSS                                 $(8,349,584)      $(1,111,309)      $(15,382,152)      $(2,136,145)
                                         ===========       ===========       ============       ===========

NET LOSS PER SHARE:
      Basic and diluted                  $   (167.04)      $    (42.66)      $    (307.74)      $    (92.35)
                                         ===========       ===========       ============       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING           49,985            26,052             49,985            23,131
                                         ===========       ===========       ============       ===========




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     KNOLOGY HOLDINGS, INC. and SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                           SIX MONTHS ENDED JUNE 30,
                                                                                             1998               1997
                                                                                        ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                         $(15,382,152)      $ (2,136,145)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
            Depreciation and amortization                                                  3,613,314          1,391,346
            Loss on disposition of assets                                                         --             56,317
            Amortization of bond discount                                                  6,449,607                 --
            Changes in current assets and liabilities:
                 Accounts receivable                                                      (1,080,665)          (558,661)
                 Prepaid expenses and other                                                 (216,299)           281,014
                 Accounts payable                                                         (2,770,993)        (1,324,461)
                 Accrued liabilities and interest                                         14,205,302            (32,637)
                 Unearned revenue                                                            250,439             72,285
                                                                                        ------------       ------------
                     Total adjustments                                                    20,450,705           (114,797)
                                                                                        ------------       ------------
                     Net cash provided by (used in) operating activities                   5,068,553         (2,250,942)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net of retirements                                          (43,037,330)       (12,038,835)
       Organizational cost expenditures, net                                                (109,002)           (49,271)
       Proceeds from sales of marketable securities, net                                  34,919,500                 --
                                                                                        ------------       ------------
                 Net cash used in investing activities                                    (8,226,832)       (12,088,106)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of preferred stock, net of related offering expenses                --         10,705,402
       Proceeds from issuance of debt                                                                         5,207,433
       Expenditures related to issuance of debt                                             (283,650)                --
       Principal payments on debt                                                             (2,656)        (1,027,873)
                                                                                        ------------       ------------
                 Net cash (used in) provided by financing activities                        (286,306)        14,884,962
                                                                                        ------------       ------------

NET INCREASE (DECREASE) IN CASH                                                           (3,444,585)           545,914

CASH AT BEGINNING OF PERIOD                                                                6,144,581             83,092
                                                                                        ------------       ------------

CASH AT END OF PERIOD                                                                   $  2,699,996       $    629,006
                                                                                        ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for interest                                         $      3,467       $    588,903

       Cash paid during the period for income taxes                                     $         --       $         --

       Net cash paid for acquisition (Note 5)                                           $  1,178,958       $         --


                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                  JUNE 30, 1998
                                   (UNAUDITED)



1.       NATURE OF BUSINESS

         KNOLOGY Holdings, Inc. ("KNOLOGY") and its subsidiaries (collectively, the "Company") provides residential and business customers broadband communications services ("Broadband Services"), including cable television, local and long distance telephone and high-speed Internet access service. The Company provides these Broadband Services using high-capacity hybrid fiber-coaxial networks that are two-way interactive ("Interactive Broadband Networks"). The Company currently operates Interactive Broadband Networks in three cities, Montgomery, Alabama, Columbus, Georgia and Panama City Beach, Florida. The Company is expanding and upgrading the networks in these three cities and has begun construction of Interactive Broadband Networks in Augusta, Georgia and Charleston, South Carolina. The Company also plans to expand to additional mid-sized cities in the southeastern United States. KNOLOGY has been providing cable television service since 1995 and commenced providing telephone and high-speed Internet access service in July 1997.


2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K including the 1997 consolidated financial statements with footnotes. Certain prior year amounts have been reclassified to conform with the current presentation.


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

         The American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-5 on "Reporting on the Costs of Start-up Activities". SOP 98-5 requires that all nongovernmental entities expense costs of start-up activities, including pre-opening and organization activities, as the costs are incurred. SOP 98-5 must be adopted in fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-5 effective January 1, 1999 at which time it will write off any unamortized costs recorded as start-up activity. The impact of adopting SOP 98-5 may have a material effect on the Company's financial statements.


4.       COMPREHENSIVE INCOME

         During 1997, the Financial Accounting Standards Board issued
         SFAS No. 130, "Reporting Comprehensive Income", which the Company adopted as of January 1, 1997. SFAS No. 130 requires the Company to report in their financial statements, in addition to its net income
         (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's unrealized loss on marketable securities for the six months ended June 30, 1998 and the year ended December 31, 1997 is reported in the Stockholders' Equity section of the Company's Condensed Consolidated Balance Sheets.


5.       ACQUISITION OF TTE, INC.

         On June 1, 1998 the Company acquired TTE, Inc., a non-facilities based reseller of local, long distance and operator services to small and medium-sized business customers throughout South Carolina, for a purchase price of $1.3 million. The acquisition has been accounted for under the purchase method of accounting.


6.       SUBSEQUENT EVENT

         On June 22, 1998, ITC Holding Company, Inc. ("ITC") made an offer to acquire outstanding shares of KNOLOGY in exchange for $100 in cash and ITC Common Stock valued at $1,600 for each share of KNOLOGY Preferred Stock exchanged (the "Exchange"). The Exchange was completed effective July 31, 1998. Prior to the exchange, ITC (through its wholly owned subsidiaries) owned approximately 42% of the outstanding stock of KNOLOGY, representing the largest stockholder of the Company. As a result of the exchange, ITC owns approximately 85% of the outstanding stock of KNOLOGY.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, MEMBERS OF THE COMPANY'S SENIOR MANAGEMENT MAY, FROM TIME TO TIME, MAKE CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING THE COMPANY'S OPERATIONS, PERFORMANCE AND OTHER DEVELOPMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "BUSINESS-RISK FACTORS" IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR 1997.

Unless otherwise indicated, dollar amounts over $1 million have been rounded to one decimal place and dollar amounts less than $1 million have been rounded to the nearest thousand.

The following analysis should be read in conjunction with the financial statements and the notes thereto appearing elsewhere in this report.

Substantially all of the Company's revenues through June 30, 1998 come from its cable television operations. In July 1997 the Company began to offer Internet access and telephone service in Montgomery. In Columbus, high-speed Internet access service was introduced in September 1997 and telephone service was introduced in the fourth quarter of 1997. The Company plans to offer cable television, telephone and Internet access services in Panama City, Florida, Augusta, Georgia and Charleston, South Carolina during the third quarter of 1998.

Subscriber revenues consist of fixed monthly fees for basic and premium cable television services, as well as fees from pay-per-view movies and events, such as boxing matches and concerts, which involve a charge for each viewing. Revenues from the Company's telephone services consist primarily of fixed monthly fees for local service and enhanced services such as call waiting and voice mail, and variable fees (billed monthly) for long distance service. Revenues from Internet access services consist primarily of fixed monthly fees. Additional revenues are derived from installation services and leases or sales of equipment such as cable modems. Miscellaneous revenues result principally from converter rentals, installation fees, franchise fees, and late payment charges.

The Company's operating expenses through June 30, 1998 consisted of programming and other charges for cable television, telephone and Internet access services, general and administrative expenses, depreciation and amortization expense, field and technical expenses, customer service expenses and sales and marketing costs. Programming charges consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Operating expenses related to the Company's Internet access and telephone services include primarily costs of Internet transport and telephone switching, interconnect and transport charges payable to local and long distance carriers. General and administrative expenses consist of corporate and subsidiary general management and administrative costs. Depreciation and amortization include depreciation of the Company's Interactive Broadband Networks and equipment, and amortization of cost in excess of net assets and other intangible assets related to acquisitions. Field and technical expenses include payroll and departmental costs incurred for network design, maintenance, monitoring and operations, including pole rental fees. Customer service expenses include payroll and departmental costs incurred for customer service representatives and management. Sales and marketing costs include the cost of sales and marketing personnel and advertising and promotional expenses.



RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

REVENUES. Total revenues for the three months ended June 30, 1998 increased 110% to $5.0 million, compared to $2.4 million for the three months ended June 30, 1997. The Company generated subscriber revenues of $4.7 million for the three months ended June 30, 1998, as compared to $2.1 million for the same period in 1997. Miscellaneous revenues were $340,000 and $296,000 for the three months ended June 30, 1998 and 1997, respectively. The increased subscriber and miscellaneous revenues are primarily due to a higher number of cable subscribers during the three months ended June 30, 1998 compared to the same period in 1997, and from telephone and Internet access revenues which were not offered by the Company during the three months ended June 30, 1997. The additional subscribers are a result of the

Company extending its Broadband networks in the Montgomery and Columbus markets and the acquisition of Beach Cable in Panama City Beach, Florida in December 1997.

EXPENSES. The Company's operating expenses for the three months ended June 30, 1998 excluding depreciation and amortization, increased to $7.5 million, compared to $2.4 million for the three months ended June 30, 1997. Programming and other charges were $2.2 million and $1.1 million which represent 45.9% and 52.5% of subscriber revenues, respectively. General and administrative expenses were $2.6 million and $505,000, field and technical expenses were $923,000 and $339,000, customer service expenses were $629,000 and $209,000, and sales and marketing costs were $1.2 million and $276,000, respectively, for such periods. The increases in the Company's programming charges are primarily a result of the Company's increased number of cable subscribers. The increase in general and administrative expenses, field and technical expenses, customer service expenses and sales and marketing costs reflect the Company's build-up of personnel, corporate infrastructure, customer service support and brand development in connection with the planned growth of the business into Panama City, Charleston, Augusta and additional new markets in the southeastern region of the United States.

Depreciation and amortization for the three months ended June 30, 1998 increased to $1.9 million, compared to $807,000 for the same period in 1997. The increase in depreciation expense reflects increased capital expenditures during 1997 and the first half of 1998 to expand the Montgomery and Columbus networks, to acquire Beach Cable in Panama City Beach and to purchase buildings and computer and office equipment at the corporate and subsidiary locations.

Interest income for the three months ended June 30, 1998 was $2.9 million, compared to $24,000 for same period in 1997 and reflects the interest earned from the investment of certain proceeds received from the issuance of the Senior Discount Notes (as defined herein) in October 1997.

Interest expense for the three months ended June 30, 1998 was $7.1 million, compared to $296,000 for the same period in 1997 and reflects the accrual of interest on the Senior Discount Notes issued in October 1997.

NET LOSS. The Company incurred a net loss for the three months ended June 30, 1998 of $8.3 million compared to a net loss of $1.1 million for the three months ended June 30, 1997 as a result of the increase in expenses during such period. The Company expects its net losses to continue as the Company continues to expand its business.



SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

REVENUES. Total revenues for the six months ended June 30, 1998 increased 113% to $9.2 million, compared to $4.3 million for the six months ended June 30, 1997. The Company generated subscriber revenues of $8.3 million for the six months ended June 30, 1998, as compared to $3.7 million for the same period in 1997. Miscellaneous revenues were $883,000 and $558,000 for the six months ended June 30, 1998 and 1997, respectively. The increased subscriber and miscellaneous revenues are primarily due to a higher number of cable subscribers during the six months ended June 30, 1998 compared to the same period in 1997, and from telephone and Internet access revenues which were not offered by the Company during the six months ended June 30, 1997. The additional subscribers are a result of the Company extending its Broadband networks in the Montgomery and Columbus markets and the acquisition of Beach Cable in Panama City Beach, Florida in December 1997.

EXPENSES. The Company's operating expenses for the six months ended June 30, 1998 excluding depreciation and amortization, increased to $13.2 million, compared to $4.5 million for the six months ended June 30, 1997. Programming and other charges were $3.9 million and $2.0 which represent 47.6% and 53.1% of subscriber revenues, respectively. General and administrative expenses were $4.7 million and $966,000, field and technical expenses were $1.6 million and $602,000, customer service expenses were $1.1 million and $382,000, and sales and marketing costs were $1.9 million and $553,000, respectively, for such periods. The increases in the Company's programming charges are primarily a result of the Company's increased number of cable subscribers. The increase in general and administrative expenses, field and technical expenses, customer service expenses and sales and marketing costs reflect the Company's build-up of personnel, corporate infrastructure, customer service support and brand development in connection with the planned growth of the business into Panama City, Charleston, Augusta and additional new markets in the southeastern region of the United States.

Depreciation and amortization for the six months ended June 30, 1998 increased to $3.6 million, compared to $1.4 million for the same period in 1997. The increase in depreciation expense reflects increased capital expenditures during 1997 and the first half of 1998 to expand the Montgomery and Columbus networks, to acquire Beach Cable in Panama City Beach and to purchase buildings and computer and office equipment at the corporate and subsidiary locations.

Interest income for the six months ended June 30, 1998 was $6.1 million, compared to $66,000 for same period in 1997 and reflects the interest earned from the investment of certain proceeds received from the issuance of the Senior Discount Notes (as defined herein) in October 1997.

Interest expense for the six months ended June 30, 1998 was $14.0 million, compared to $593,000 for the same period in 1997 and reflects the accrual of interest on the Senior Discount Notes issued in October 1997.

NET LOSS. The Company incurred a net loss for the six months ended June 30, 1998 of $15.4 million compared to a net loss of $2.1 million for the six months ended June 30, 1997 as a result of the increase in expenses during such period. The Company expects its net losses to continue as the Company continues to expand its business.



LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had net working capital of $186.7 million, compared to $226.8 million at December 31, 1997.

The Company has required significant capital for operating and investing activities in the development of its business. For the six months ended June 30, 1998, the Company provided approximately $5.1 million in cash flows from operating activities and used approximately $8.2 million in cash flows from investing activities. The Company's investing activities for the six months ended June 30, 1998 primarily consisted of $43.1 million of capital expenditures which were funded primarily by proceeds from the sale of marketable securities of $34.9 million.

On October 22, 1997, the Company received net proceeds of approximately $242.4 million from the offering of Senior Discount Notes (the "Offering"). The Notes were sold at a substantial discount from their principal amount at maturity and there will not be any payment of interest on the Notes prior to April 15, 2003. The Notes will fully accrete to face value of $444.1 million on October 15, 2002. From and after October 15, 2002, the Notes will bear interest, which will be payable in cash, at a rate of 11-7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The Indenture contains certain covenants that affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, redeem capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. If the Company fails to comply with these covenants, the Company's obligation to repay the Notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the Indenture restricts the

Company's ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits the Company and its subsidiaries to incur an unlimited amount of indebtedness to finance the acquisition of equipment, inventory and network assets and to secure such indebtedness, and to incur up to $50.0 million of additional secured indebtedness. Upon a "Change of Control" of the Company (as defined in the Indenture), the Company will be required to make an offer to purchase the Notes at a purchase price equal to 101% of the Accreted Value thereof, plus accrued interest.

In connection with the Offering, the Company completed an equity private placement, pursuant to which the Company issued approximately 21,400 additional shares of Preferred Stock at $1,500 per share for aggregate proceeds of approximately $32.2 million.

The Company's business requires substantial investment to finance capital expenditures and related expenses to expand the Interactive Broadband Networks in Montgomery and Columbus, to construct additional Interactive Broadband Networks, to fund subscriber equipment, to fund operating deficits in new systems until it builds its customer base and to maintain the quality of its networks. The Company currently expects to spend at least $78.4 million during 1998 to expand and upgrade the Montgomery, Columbus and Panama City Beach networks and to commence construction of networks in Augusta, Charleston and Panama City. In addition, the Company estimates the cost of constructing networks in additional cities and funding initial subscriber equipment at approximately $35 million to $50 million per city. Actual costs may vary significantly from this range and will depend in part on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, other factors affecting construction costs, costs associated with the cable franchise in each city, the number of subscribers, the mix of services purchased, the cost of subscriber equipment paid for or financed by the Company and other factors. The Company expects to enter into purchase agreements through 1998 in the ordinary course of business for programming services and construction related services to expand its service offerings and to expand and upgrade the Systems. Although there can be no assurance, the Company believes that present cash reserves, cash flow from operations and amounts expected to be available under a $50 million credit facility currently under negotiation will provide sufficient funds to expand the Systems as currently planned and fund the expansion into Panama City Beach/Panama City, Charleston and Augusta. The Company may need to seek additional financing in the event the credit facility is not entered into or actual costs vary. In addition, the Company will need additional financing to expand into additional cities for new business activities or in the event it decides to make additional acquisitions.



                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit Number             Description of Exhibit

21.1              Subsidiaries of KNOLOGY Holdings, Inc.

27.1              Financial Data Schedule for the Six Months Ended June 30, 1998

(b) There were no Reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     KNOLOGY Holdings, Inc.

            August 14, 1998                    By:/s/ James K. McCormick
                                                  -----------------------------
                                                    James K. McCormick
                                                    Chief Financial Officer and
                                                    Assistant Secretary