Form 10-Q
period 1998-09-30
KNOLOGY HOLDINGS INC /GA
filed 1998-11-16
CIK 1048932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                        COMMISSION FILE NUMBER: 333-43339

                             KNOLOGY HOLDINGS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   58-2203141
--------------------------------------    --------------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

         KNOLOGY HOLDINGS, INC.
        1241 O.G. SKINNER DRIVE
          WEST POINT, GEORGIA                               31833
----------------------------------------    ------------------------------------
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




         As of September 30, 1998, there were no shares of the registrants' Common Stock outstanding and 49,851 shares of the registrants' Preferred Stock outstanding.


* The Company does not have any class of equity securities registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                 (A SUBSIDIARY OF ITC HOLDING COMPANY, INC.)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                       SEPTEMBER 30       DECEMBER 31,
                                                                           1998               1997
                                                                      -------------      -------------
                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                       $   2,235,186      $   6,144,581
      Marketable securities                                              96,084,231        227,880,923
      Affiliate receivable                                                2,450,912
      Accounts receivable, net                                            3,220,118          1,607,859
      Prepaid expenses                                                      246,833             37,060
                                                                      -------------      -------------
               Total current assets                                     104,237,280        235,670,423

PROPERTY AND EQUIPMENT, net                                             161,025,092         62,567,736

INVESTMENT IN CLEARSOURCE, INC                                              825,072                 --

COST IN EXCESS OF NET ASSETS ACQUIRED, net                               46,107,176          9,433,385

DEBT ISSUANCE COSTS, net                                                  7,664,537          7,761,655

ORGANIZATIONAL COSTS, net                                                   569,998            701,106

OTHER                                                                        63,795             63,795
                                                                      -------------      -------------
               Total assets                                           $ 320,492,950      $ 316,198,100
                                                                      =============      =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of long-term debt                               $      25,094      $      25,094
      Accounts payable                                                    3,611,654          5,817,733
      Accounts payable - affiliate                                               --            452,346
      Accrued liabilities                                                 9,416,408          1,638,042
      Unearned revenue                                                    1,120,227            907,048
                                                                      -------------      -------------
               Total current liabilities                                 14,173,383          8,840,263

NONCURRENT LIABILITIES:
      Long-term notes payable                                               112,635            120,804
      Long-term accrued interest payable                                 16,355,125          3,201,688
      Bonds payable, net of discount                                    259,716,303        249,910,431
                                                                      -------------      -------------
               Total liabilities                                        290,357,446        262,073,186

WARRANTS                                                                  2,486,960          2,486,960

STOCKHOLDERS' EQUITY
      Convertible preferred stock                                               500                500
      Additional paid-in capital                                         64,864,366         65,060,712
      Accumulated deficit                                               (37,214,570)       (13,402,495)
      Unrealized loss on marketable securities (Note 4)                      (1,752)           (20,763)
                                                                      -------------      -------------
               Total stockholders' equity                                27,648,544         51,637,954
                                                                      -------------      -------------
               Total liabilities and stockholders' equity             $ 320,492,950      $ 316,198,100
                                                                      =============      =============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                  (A SUBSIDIARY OF ITC HOLDING COMPANY, INC.)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                   THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                      SEPTEMBER 30,                             SEPTEMBER 30,
                                                1998                 1997                 1998                 1997
                                            ------------         ------------         ------------         ------------
OPERATING REVENUES                             7,038,178            2,753,872           16,196,831            7,044,686

OPERATING EXPENSES:
       General and administrative              3,113,113              778,492            7,824,612            1,744,374
       Programming and other charges           3,437,985            1,281,262            7,374,836            3,263,652
       Depreciation and amortization           2,433,018              872,503            6,046,332            2,263,982
       Customer service                          931,972              242,112            1,984,653              624,151
       Field and technical                     1,444,305              386,138            3,051,911              988,435
       Sales and marketing                     1,420,100              394,625            3,294,347              947,284
                                            ------------         ------------         ------------         ------------
                  Total                       12,780,493            3,955,132           29,576,691            9,831,878
                                            ------------         ------------         ------------         ------------

OPERATING LOSS                                (5,742,315)          (1,201,260)         (13,379,860)          (2,787,192)

OTHER INCOME AND EXPENSES:
       Interest income                         2,232,814               12,947            8,366,231               79,428
       Interest expense                       (7,422,979)            (512,317)         (21,477,167)          (1,105,547)
       Other income (expense), net                51,648                   --              227,812              (23,464)
                                            ------------         ------------         ------------         ------------
                  Total                       (5,138,517)            (499,370)         (12,883,124)          (1,049,583)
                                            ------------         ------------         ------------         ------------

LOSS BEFORE INCOME TAX BENEFIT               (10,880,832)          (1,700,630)         (26,262,984)          (3,836,775)

INCOME TAX BENEFIT                             2,450,911                   --            2,450,911                   --
                                            ------------         ------------         ------------         ------------

NET LOSS                                    $ (8,429,921)        $ (1,700,630)        $(23,812,073)        $ (3,836,775)
                                            ============         ============         ============         ============

NET LOSS PER SHARE:
       Basic and diluted                    $    (168.88)        $     (65.28)        $    (476.75)        $    (159.10)
                                            ============         ============         ============         ============

WEIGHTED AVERAGE SHARES OUTSTANDING               49,917               26,052               49,947               24,116
                                            ============         ============         ============         ============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                  (A SUBSIDIARY OF ITC HOLDING COMPANY, INC.)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                               1998                  1997
                                                                                          -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                           $ (23,812,073)        $  (3,836,775)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
            Depreciation and amortization                                                     6,046,332             2,263,982
            Loss on disposition of assets                                                            --                56,316
            Amortization of bond discount                                                     9,805,872                    --
            Changes in current assets and liabilities:
                Accounts receivable                                                          (1,612,259)             (563,180)
                Prepaid expenses and other                                                   (2,636,804)              176,439
                Accounts payable                                                             (2,658,428)              927,922
                Accrued liabilities and interest                                             20,931,803               520,360
                Unearned revenue                                                                213,179               134,082
                                                                                          -------------         -------------
                    Total adjustments                                                        30,089,695             3,515,921
                                                                                          -------------         -------------
                    Net cash provided by (used in) operating activities                       6,277,622              (320,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net of retirements                                             (73,444,616)          (22,034,377)
       Acquisitions, net                                                                    (67,203,131)
       Investment in Clear Source, Inc.                                                        (825,072)
       Organizational cost expenditures, net                                                   (216,122)              (70,879)
       Proceeds from sales of marketable securities, net                                    131,796,692                    --
                                                                                          -------------         -------------
                Net cash used in investing activities                                        (9,892,249)          (22,105,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of preferred stock, net of related offering expenses                   --            10,705,402
       Proceeds from issuances of debt and short-term borrowings                                     --            11,637,616
       Expenditures related to issuance of debt                                                (286,599)                   --
       Principal payments on debt                                                                (8,169)                   --
                                                                                          -------------         -------------
                Net cash (used in) provided by financing activities                            (294,768)           22,343,018
                                                                                          -------------         -------------

NET INCREASE (DECREASE) IN CASH                                                              (3,909,395)              (83,092)

CASH AT BEGINNING OF PERIOD                                                                   6,144,581                83,092
                                                                                          -------------         -------------

CASH AT END OF PERIOD                                                                     $   2,235,186         $          --
                                                                                          =============         =============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for interest                                           $       3,467         $     835,669
       Cash paid during the period for income taxes                                       $          --         $          --

       Details of acquisitions:
          Property, plant and equipment                                                   $  30,133,876         $          --
          Intangible assets                                                                  37,069,255                    --
                                                                                          -------------         -------------
       Net cash paid for acquisitions (Note 5)                                            $  67,203,131         $          --
                                                                                          =============         =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                   (A SUBSIDIARY OF ITC HOLDING COMPANY, INC.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                               SEPTEMBER 30, 1998
                                   (UNAUDITED)



1.       ORGANIZATION AND NATURE OF BUSINESS


         KNOLOGY Holdings, Inc. ("KNOLOGY") and its subsidiaries (collectively, the "Company") provides residential and business customers broadband communications services ("Broadband Services"), including cable television, local and long distance telephone and high-speed Internet access service. The Company provides these Broadband Services using high-capacity hybrid fiber-coaxial networks that are two-way interactive ("Interactive Broadband Networks"). The Company currently operates Interactive Broadband Networks in five cities, Montgomery, Alabama, Columbus and Augusta, Georgia, Panama City, Florida and Charleston, South Carolina. The Company is currently expanding these Interactive Broadband Networks and upgrading portions of the networks in Montgomery and Columbus. KNOLOGY also operates a broadband network providing cable television service in Huntsville, Alabama (see Note 5 - ACQUISITION OF CABLE ALABAMA CORPORATION) which the Company plans to upgrade into an Interactive Broadband Network to provide additional broadband communications services. The Company plans to expand to additional mid-sized cities in the southeastern United States.

         In July 1998, ITC Holding Company, Inc. ("ITC") acquired 43% of the outstanding stock of KNOLOGY, increasing ITC's ownership in KNOLOGY to approximately 85%. As a result of the transaction, KNOLOGY is a consolidated subsidiary of ITC.

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K including the 1997 consolidated financial statements with footnotes. Certain prior year amounts have been reclassified to conform with the current presentation.


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


4.       COMPREHENSIVE INCOME

         During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which the Company adopted as of January 1, 1997. SFAS No. 130 requires the Company to report in their financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's unrealized loss on marketable securities for the nine months ended September 30, 1998 and the year ended December 31, 1997 is reported in the Stockholders' Equity section of the Company's Condensed Consolidated Balance Sheets.


5.       ACQUISITION OF CABLE ALABAMA CORPORATION

         On October 30, 1998, the Company acquired substantially all of the assets of Cable Alabama Corporation ("Cable Alabama") for approximately $60,733,000 in cash and also purchased for $5,000,000 in cash, certain real property located in Huntsville, Alabama. Cable Alabama owned and operated a cable television system serving the Huntsville, Alabama area. KNOLOGY plans to upgrade the existing Cable Alabama plant into a high-speed fiber-coaxial network that is two-way interactive to provide additional broadband communications services such as local and long-distance telephone service, digital television and high-speed Internet access. The Acquisition has been accounted for under the purchase method of accounting.

         The assets acquired are held by KNOLOGY of Huntsville, Inc. and have been included in the Company's consolidated financial statements effective September 1, 1998. The following unaudited pro forma results of operations for the nine months ended September 30, 1998 assumes the Acquisition occurred on January 1, 1997. The pro forma information is presented for informational purposes only and may not be indicative of the actual results of operations had the Acquisition occurred on the assumed date, nor is the information necessarily indicative of future results of operations.

                                                                                   Three Months            Nine Months
                                                        Year Ended                     Ended                  Ended
                                                     December 31, 1997          September 30, 1998     September 30, 1998
                                                    -------------------         ------------------     ------------------
                Operating revenues                     $ 23,789,953                $  9,301,095           $ 25,070,119
                Income before extraordinary items       (20,813,647)                 (8,570,363)           (24,728,737)
                Net loss                                (20,813,647)                 (8,570,363)           (24,728,737)
                Earnings per share (a)                      (721.82)                    (171.69)               (495.10)


                  (a) Earnings per share is computed using 28,835, 49,917, and 49,947 as number of shares outstanding for the year ended December 31, 1997 and the three and nine month periods ended September 30, 1998, respectively.

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

Substantially all of the Company's revenues through September 30, 1998 come from its cable television operations. In July 1997 the Company began to offer Internet access and telephone service in Montgomery. In Columbus, high-speed Internet access service was introduced in September 1997 and telephone service was introduced in the fourth quarter of 1997. The Company began offering cable television, telephone and Internet access services in Panama City, Florida, Augusta, Georgia and Charleston, South Carolina during late September 1998.

Operating revenues include charges earned for providing cable television, local and long distance telephone and Internet access services, as well as miscellaneous revenues resulting principally from converter rentals, installation fees, franchise fees and late payment charges. Cable television revenues consist of fixed monthly fees for basic and premium cable television services, as well as fees from pay-per-view movies and events, such as boxing matches and concerts, which involve a charge for each viewing. Revenues from the Company's telephone services consist primarily of fixed monthly fees for local service and enhanced services such as call waiting and voice mail, and usage fees for long distance service. Revenues from Internet access services consist primarily of fixed monthly fees for service and rental of cable modems.

The Company's operating expenses through September 30, 1998 consisted of programming and other charges for cable television, telephone and Internet access services, general and administrative expenses, depreciation and amortization expense, field and technical expenses, customer service expenses and sales and marketing costs. Programming charges consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Operating expenses related to the Company's Internet access and telephone services include primarily costs of Internet transport and telephone switching, interconnect and transport charges payable to local and long distance carriers. General and administrative expenses consist of corporate and subsidiary general management and administrative costs. Depreciation and amortization include depreciation of the Company's Interactive Broadband Networks and equipment, and amortization of cost in excess of net assets and other intangible assets related to acquisitions. Field and technical expenses include payroll and departmental costs incurred for network design, maintenance, monitoring and operations, including pole rental fees. Customer service expenses include payroll and departmental costs incurred for customer service representatives and management. Sales and marketing costs include the cost of sales and marketing personnel and advertising and promotional expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES. Operating revenues for the three months ended September 30, 1998 increased 156% to $7.0 million, compared to $2.8 million for the three months ended September 30, 1997. The increased revenues are primarily due to a higher number of cable subscribers during the three months ended September 30, 1998 compared to the same period in 1997, and from higher telephone and Internet access revenues, which services were not introduced by the Company until the third quarter in 1997. The additional subscribers are a result of the Company extending its Broadband networks in the Montgomery and Columbus markets and the acquisitions of Beach Cable in Panama City Beach, Florida in December 1997 and Cable Alabama in Huntsville, Alabama effective September 1, 1998.

EXPENSES. The Company's operating expenses for the three months ended September 30, 1998 excluding depreciation and amortization, increased to $10.3 million, compared to $3.1 million for the three months ended September 30, 1997. Programming and other charges were $3.4 million and $1.3 million which represent 48.8% and 46.5% of revenues, respectively. General and administrative expenses were $3.1 million and $778,000, field and technical expenses were $1.4 million and $386,000, customer service expenses were $932,000 and $242,000, and sales and marketing costs were $1.4 million and $395,000, respectively, for such periods. The increases in the Company's programming charges are primarily a result of the Company's increased number of cable subscribers. The increase in general and administrative expenses, field and technical expenses, customer service expenses and sales and marketing costs reflect the Company's build-up of personnel, corporate infrastructure, customer service support and brand development in connection with the planned growth of the business into Panama City, Charleston, Augusta and additional new markets in the southeastern region of the United States. The Beach Cable and Cable Alabama acquisitions also contributed to higher expenses for the three months ended September 30, 1998 compared to the same period in 1997.

Depreciation and amortization for the three months ended September 30, 1998 increased to $2.4 million, compared to $873,000 for the same period in 1997. The increase in depreciation expense reflects increased capital expenditures during 1997 and 1998 to expand the Montgomery and Columbus networks, to acquire Beach Cable in Panama City Beach and to purchase buildings and computer and office equipment at the corporate and subsidiary locations.

Interest income for the three months ended September 30, 1998 was $2.2 million, compared to $13,000 for the same period in 1997 and reflects the interest earned from the investment of certain proceeds received from the issuance of the Senior Discount Notes (as defined herein) in October 1997.

Interest expense for the three months ended September 30, 1998 was $7.4 million, compared to $512,000 for the same period in 1997 and reflects the accrual of interest on the Senior Discount Notes issued in October 1997.

NET LOSS. The Company incurred a net loss for the three months ended September 30, 1998 of $8.4 million compared to a net loss of $1.7 million for the three months ended September 30, 1997 as a result of the increase in expenses as noted above. The Company expects its net losses to continue as the Company continues to expand its business.



NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES. Total revenues for the nine months ended September 30, 1998 increased 130% to $16.2 million, compared to $7.0 million for the nine months ended September 30, 1997. The increased revenues are primarily due to a higher number of cable subscribers during the nine months ended September 30, 1998 compared to the same period in 1997, and from higher telephone and Internet access revenues, which services were not introduced by the Company until the third quarter in 1997. The additional subscribers are a result of the Company extending its Broadband networks in the Montgomery and Columbus markets and the acquisitions of Beach Cable in Panama City Beach, Florida in December 1997 and Cable Alabama in Huntsville, Alabama effective September 1, 1998.

EXPENSES. The Company's operating expenses for the nine months ended September 30, 1998 excluding depreciation and amortization, increased to $23.5 million, compared to $7.6 million for the nine months ended September 30, 1997. Programming and other charges were $7.4 million and $3.3 million which represent 45.5% and 46.3% of revenues, respectively. General and administrative expenses were $7.8 million and $1.7 million, field and technical expenses were $3.1 million and $988,000, customer service expenses were $2.0 million and $624,000, and sales and marketing costs were $3.3 million and $947,000, respectively, for such periods. The increases in the Company's programming charges are primarily a result of the Company's increased number of cable subscribers. The increase in general and administrative expenses, field and technical expenses, customer service expenses and sales and marketing costs reflect the Company's build-up of personnel, corporate infrastructure, customer service support and brand development in connection with the planned growth of the business into Panama City, Charleston, Augusta and additional new markets in the southeastern region of the United States. The Beach Cable and Cable Alabama acquisitions also contributed to higher expenses for the three months ended September 30, 1998 compared to the same period in 1997.

Depreciation and amortization for the nine months ended September 30, 1998 increased to $6.0 million, compared to $2.3 million for the same period in 1997. The increase in depreciation expense reflects increased capital expenditures during 1997 and 1998 to expand the Montgomery and Columbus networks, to acquire Beach Cable in Panama City Beach and to purchase buildings and computer and office equipment at the corporate and subsidiary locations.

Interest income for the nine months ended September 30, 1998 was $8.4 million, compared to $79,000 for the same period in 1997 and reflects the interest earned from the investment of certain proceeds received from the issue of the Senior Discount Notes (as defined herein) in October 1997.

Interest expense for the nine months ended September 30, 1998 was $21.5 million, compared to $1.1 million for the same period in 1997 and reflects the accrual of interest on the Senior Discount Notes issued in October 1997.

NET LOSS. The Company incurred a net loss for the nine months ended September 30, 1998 of $23.8 million compared to a net loss of $3.8 million for the nine months ended September 30, 1997 as a result of the increase in expenses as noted above. The Company expects its net losses to continue as the Company continues to expand its business.



LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had net working capital of $90.1 million, compared to $226.8 million at December 31, 1997.

The Company has required significant capital for operating and investing activities in the development of its business. For the nine months ended September 30, 1998, the Company provided approximately $6.3 million in cash flows from operating activities and used approximately $9.9 million in cash flows from investing activities. The Company's investing activities for the nine months ended September 30, 1998 primarily consisted of $73.4 million of capital expenditures and $67.2 million in business acquisitions which were funded primarily by proceeds from the sale of marketable securities of $131.8 million.

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

YEAR 2000

Introduction

         The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

State of Readiness

         The Company has established a Year 2000 Program Office to coordinate appropriate activity and report to the Company's Executive Management and Board of Directors on a continuing basis with regard to the Year 2000 issue. The Company's Year 2000 Program Office has developed and is implementing a comprehensive plan (the "Year 2000 Plan") for the Company to become Year 2000 ready by the middle of the fourth quarter 1999. The Year 2000 Plan covers the following Company systems (collectively, the "Systems"):

         - the Company's business-critical information technology and operating systems ("Critical IT Systems") which are comprised substantially of commercial off-the-shelf software and other third party software and hardware relating to, among others,

                  - billing of the Company's cable, telephone and Internet services,
                  -        customer service,
                  - financial operations and reporting, including accounts payable,
                  -        materials management, and
                  -        network monitoring;

         - the Company's non-critical information technology and operating systems ("Non-Critical IT Systems") which also are substantially comprised of commercial off-the-shelf software and other third party software and hardware relating to, among others, spreadsheet, word processing, Internet intracorporate communications and supporting and related operating systems;

         - the systems of the Company's major vendors, third party network service providers and other material service and content providers ("Third Party Systems") which include, without limitation, cable content providers, network long distance telephone carriage providers and telephony switching services; and

         - the Company's non-information technology systems, including embedded technology ("Non-IT Systems") relating to, among others, security systems and HVAC.

         The Year 2000 Plan consists of six phases: (i) awareness, (ii) assessment, (iii) remediation (whether by upgrade or replacement), (iv) testing and validation, (v) implementation and (vi) creation of contingency plans in the event of year 2000 failures. The Company has completed the awareness phase of its Year 2000 Plan for all of its Systems, and is well under way toward completing the assessment phase of the Year 2000 Plan in connection with the Company's Critical IT Systems and Non-Critical IT Systems. In addition, the Company has begun the awareness phase of its Year 2000 Plan regarding its Third Party Systems. As part of the assessment phase, the Company has polled substantially all of the third parties who provide material hardware, software or services to the Company as part of its Critical IT Systems, Non-Critical IT Systems and Third Party Systems regarding each of such third party's Year 2000 compliance plan and state of readiness. The Company has received responses regarding Year 2000 compliance from some of such third parties with respect to the Company's Critical IT Systems and Non-Critical IT Systems. A majority of all third parties that responded have assured the Company that their hardware and/or software is or will be Year 2000 compliant. Interstate Telephone Company, Inc. and Valley Telephone Company, however, have informed the Company that they are in the early stages of their year 2000 programs and remain unable to predict with certainty whether or when they will be Year 2000 ready. These companies provide telephony carrier access billing, customer care and billing, and switching services to the Company. The Company is actively seeking responses from the remainder of such third parties and expects to have substantially all of such responses by the middle of the first quarter of 1999. In addition, the Company has begun the assessment phase of the Year 2000 Plan regarding the Company's Non-IT Systems, which the Company believes are not as crucial to the Company's business, financial condition and operations as the other systems. The Company anticipates that the assessment phase will be completed by approximately the end of the first quarter of 1999.

         The initial actions in the remediation phase are being conducted, and will be conducted, by the third parties who provide software, hardware or services that comprise the Systems. The Company has scheduled certain upgrades or replacements, and/ or demonstrations of Year 2000 compliance regarding its Critical IT Systems during the fourth quarter of 1998. The Company intends to schedule the remainder of required upgrades or replacements and/or demonstrations of Year 2000 compliance regarding its Systems beginning in the fourth quarter of 1998 and ending approximately during the second quarter of 1999.

         The Company intends to commence testing of the individual software and hardware components and, eventually, end-to-end testing of each of the Systems as the remediation phase nears completion as to each of the Company's Systems. The Company will start the tests with the Critical IT Systems and Third Party Systems and finish with the Non-Critical IT Systems and Non-IT Systems. The Company's Year 2000 Plan provides for completion of all testing regarding the Systems during the beginning of the third quarter of 1999.

         The Company's Year 2000 Plan provides that the implementation phase of the Year 2000 Plan will be conducted during the second and third quarters of 1999.

         The Company has formed a Year 2000 Contingency Planning Committee and has started to consider possible general contingency plans for Year 2000 failures. However, until the Company has further identified and assessed the risks of any such failures, the Company is unable to formulate and implement such contingency plans. As the Company progresses in its Year 2000 Plan and identifies specific material risks presented by the Year 2000 issue, the Company will develop remedial and contingency plans to address such risks.

         In addition, the Company retained an outside consultant to assess the Company's Year 2000 Plan to determine whether, if properly administered, it can result in Year 2000 readiness, and to audit the Company's initial progress through the first two phases. The Company intends to engage consultants to assist in the project coordination and execution of the Year 2000 Plan until its completion. The Company anticipates that the engagement of such consultants will cost at least $300,000.

         Interstate Telephone Company, Inc. and Valley Telephone Company, Inc., each a wholly-owned subsidiary of the Company's majority stockholder, ITC Holding Company, Inc., have informed the Company that they are in the early stages of their year 2000 programs and remain unable to predict with certainty whether or when they will be Year 2000 ready. The Company depends on these companies for its telephony carrier access billing, customer care and billing, and switching services. These companies rely on third party vendors for the telephony customer care and billing, and switching services and use a legacy system for telephony carrier access billing services. These companies have contacted such third party vendors and have scheduled demonstrations of Year 2000 compliance in the second quarter of 1999. The legacy system used in connection with telephony carrier access billing is in remediation which is scheduled for completion in the first quarter of 1999. The Company is working with both companies to monitor their year 2000 plans and to prepare contingency arrangements, if necessary. Although revenues derived from the Company's telephony services currently comprise an immaterial percentage of the Company's total revenues, the failure to timely remedy any year 2000 problems and/or develop a viable contingency plan could result in the Company's temporary inability to provide telephony services to its customers and have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition, a material Year 2000 problem with any other of the Company's material vendors could interrupt the Company's ability to provide cable, telephone or Internet services to its customers. The Company's intends to test, and have each such vendor demonstrate, the Year 2000 readiness of each vendor's hardware, software or services that comprises a part of or affects the Company's Systems. The Company and the Year 2000 Contingency Planning Committee are unable to formulate or implement contingency plans regarding any of the material vendor relationships until such tests and demonstrations are nearer completion and the Company has identified the material risks to the Company, if any.

         The scheduled commencement and completion dates for each of the phases of the Year 2000 Plan are based upon management's good faith estimates and may be updated or revised as additional information becomes available.

Costs

         To date, the Company has incurred costs of approximately $30,000 in connection with its Year 2000 Plan. Future costs will include, among others, the engagement of an outside consultant, development and execution of testing Systems, upgrades or replacements of hardware and software, and implementation of viable contingency plans. The Company has not completed an estimate of such future costs. As the assessment phase of the Year 2000 nears completion.

The Company expenses costs associated with the Year 2000 Plan as they are incurred and anticipates funding the costs of the Year 2000 Plan from cash flows. To date, the Company has not deferred any specific IT project due to the costs of the Year 2000 Plan.

Risks

         The failure to remediate a material Year 2000 problem or develop and implement a viable contingency plan could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's business, financial condition and results of operations. Due to the general uncertainty inherent in the Year 2000 issue and the current phase in which the Company is in of its Year 2000 Plan, the Company is currently unable to determine the most reasonably likely worst case Year 2000 scenarios or whether the Year 2000 issue will have a material impact on the Company. As the Company progresses in its Year 2000 Plan, the Company should be better positioned to disclose the nature and extent of material risks to the Company as a result of any failure to remediate a Year 2000 problem.


Contingency Plans

         Due to the current phase in which the Company is in of its Year 2000 Plan, the Company is currently unable to fully assess its most reasonably likely worst case Year 2000 scenarios and its material risks to determine the appropriate contingency plans to implement to address such risks. The Company has formed a Year 2000 Contingency Planning Committee which has started to consider possible general contingency plans regarding year 2000 failures. As the Company progresses in its Year 2000 Plan and identifies specific risk areas, the Company and the Contingency Planning Committee will timely implement appropriate remedial actions and contingency plans and will fully disclose such remedial actions and contingency plans in the appropriate reports filed with the SEC.

                           PART II. OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number             Description of Exhibit
--------------             ----------------------
21.1              Subsidiaries of KNOLOGY Holdings, Inc.

27.1              Financial Data Schedule for the Nine Months Ended September
                  30, 1998 (for SEC use only)


(b) Reports on Form 8-K

On November 9, 1998, the Company filed a Current Report on Form 8-K to report the acquisition of the assets of Cable Alabama Corporation.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    KNOLOGY Holdings, Inc.

November 16, 1998                   By:      James K. McCormick
                                           ------------------------------
                                             James K. McCormick
                                             Chief Financial Officer and
                                             Assistant Secretary