Form 10-K405
period 1998-12-31
KNOLOGY HOLDINGS INC /GA
filed 1999-03-31
CIK 1048932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                       COMMISSION FILE NUMBER: 333-43339

                             KNOLOGY HOLDINGS, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                     58-2203141
-------------------------------------------         ---------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification No.)

          KNOLOGY HOLDINGS, INC.
         1241 O.G. SKINNER DRIVE
           WEST POINT, GEORGIA                                  31833
-------------------------------------------         ---------------------------
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

                                  Yes  X*   No
                                     -----    -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

         As of March 1, 1998, there were 394 shares of the registrant's Common Stock outstanding and 49,852 shares of the registrant's Preferred Stock outstanding.

-----------------------

* The Company does not have any class of equity securities registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.

                               TABLE OF CONTENTS


                                                                                           PAGE
                                                                                           ----
PART I

      ITEM 1.   BUSINESS ..........................................................          1
      ITEM 2.   PROPERTIES.........................................................         35
      ITEM 3.   LEGAL PROCEEDINGS..................................................         36
      ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................         36

PART II

      ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 SHAREHOLDER MATTERS...............................................         37
      ITEM 6.   SELECTED FINANCIAL DATA............................................         39
      ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS...............................         41
      ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................         45
      ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING FINANCIAL DISCLOSURE...................................         45

PART III

      ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................         45
      ITEM 11.  EXECUTIVE COMPENSATION.............................................         49
      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT....................................................         53
      ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................         54

PART IV

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K...............................................         56

SIGNATURES.........................................................................         62

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.........................................        F-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON THE FINANCIAL STATEMENT
      SCHEDULES....................................................................        S-1



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



                                     PART I

ITEM 1.  BUSINESS

GENERAL

         KNOLOGY offers residential and business customers broadband communications services ("Broadband Services"), including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services ("BCS"). The Company provides these Broadband Services using high capacity hybrid fiber-coaxial networks that are two-way interactive ("Interactive Broadband Networks"). The Company operates Interactive Broadband Networks in five metropolitan areas (collectively the "Systems"): Montgomery, Alabama; Columbus and Augusta Georgia; Panama City; Florida, and Charleston, South Carolina and plans to expand to additional mid-sized cities in the southeastern United States. In addition, KNOLOGY provides analog cable television services in Huntsville, Alabama and plans to upgrade the Huntsville network to an Interactive Broadband Network during 1999, which will allow the Company to offer additional Broadband Services in the Huntsville market.

         KNOLOGY has been providing cable television service since 1995 and commenced providing telephone and high-speed Internet access service in 1997. BCS services were initially offered by the Company in 1998. The Company believes its ability to provide numerous services over the same network facilities and to bundle the services at an attractive price, coupled with its emphasis on customer service, provides it with a competitive advantage.

         KNOLOGY commenced providing cable television service by acquiring cable television systems in Montgomery, Alabama and Columbus, Georgia in 1995 and by using those systems as a base for constructing new Interactive Broadband Networks. Since acquiring the Montgomery and Columbus systems, the Company has upgraded the purchased networks to allow the Company to offer additional Broadband Services.

         The Company acquired a cable television system in Panama City Beach, Florida in December 1997. Since the acquisition, the Company has begun upgrading the Beach Cable system and extending the network into Panama City.

         In early 1998, the Company began expansion into Augusta, Georgia and Charleston, South Carolina by obtaining new franchise agreements with the local governments and by constructing new Interactive Broadband Networks.

         In June 1998, the Company acquired TTE Inc., a non-facilities based reseller of local, long distance and operator services to small and medium-sized business customers throughout South Carolina. As the Company expands its network in the Charleston area, it plans to convert TTE Inc.'s customers to the Company's Interactive Broadband Network.

         On October 30, 1998, the Company acquired the Cable Alabama cable television system which serves the Huntsville, Alabama area. The Company plans to upgrade the existing Cable Alabama plant into an Interactive Broadband Network.

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

         BUILD RELIABLE INTERACTIVE BROADBAND NETWORKS. By constructing and operating its own Interactive Broadband Networks, the Company provides its residential and business customers with access to high-quality networks capable of supporting a wide range of Broadband Services. The Company's networks contain extra, unused capacity that will be available for planned and future Broadband Services, and such capacity has been designed to be expanded later if warranted by customer demand. The Company believes that this will provide a competitive advantage over cable, telephone and wireless systems that do not have the capability to provide a wide range of broadband services. The Company also believes that its newly constructed, Interactive Broadband Networks will give it a quality and reliability advantage over lower-capacity coaxial cable systems. KNOLOGY's Interactive Broadband Networks utilize a 750 MHz signal (built on a 1GHz platform for easier upgrade when additional capacity is needed) and are substantially protected by redundant paths for communications segments, including a Syncronous Optical Network, ("SONET") ring connecting hubs for telephony restoration and security purposes and an Asyncronous Transfer Mode ("ATM") self healing ring for the protection of data network traffic to the hubs. By comparison, most traditional cable television systems utilize 450 MHz to 550 MHz signals and do not have significant redundancy protection. The Company uses a specially designed powering system which is backed up at each hub site by a generator and uninterruptable power source ("UPS") to allow service to continue in case of a power outage. The Interactive Broadband Networks are monitored 24 hours per day, seven days per week, at KNOLOGY's network operations center.

         PROVIDE BUNDLED OFFERINGS. The Company believes that by bundling Broadband Services it can distinguish itself from the competition. The Company believes that the cost savings of purchasing a bundle of services and the advantages of one-stop shopping (including a single point of purchase and one relationship to manage all services included in the bundle) will be attractive to new customers, particularly since most of its prospective customers presently buy services from multiple sources. The Company also believes that because of the cost savings associated with purchasing a bundle of services from the Company, customers will be less likely to switch should competitors offer lower prices on individual services. The ability to realize an overall return on a bundle of services should give the Company greater pricing flexibility.

         BE FIRST TO MARKET WITH MULTIPLE BROADBAND SERVICES. The Company believes that it is the first provider of a bundled video, voice and data Broadband Services package in Montgomery, Columbus, Panama City, Augusta, and Charleston and intends to be first to market a bundled video, voice and data Broadband Services package in each of the cities in which it proposes to construct and operate Interactive Broadband Networks. KNOLOGY seeks to capitalize on its position as a new communications company that brings competition and choice to cities where it provides service. The Company believes that a large number of companies may seek to provide multiple Broadband Services over the next several years, and that market share earned by the early entrants will create financial barriers to entry in the Company's target markets. Since constructing Interactive Broadband Networks requires a large capital investment, the Company expects that later entrants will have greater difficulty in demonstrating economic returns that support such an investment. In addition, constructing networks uses space on various rights of way, which may be limited or more expensive for later entrants.

         EXPAND TO ADDITIONAL MARKETS. The Company intends to expand to additional mid-sized cities in the southeastern United States. The Company intends to target cities (1) that have a geographic density such that network plant can be constructed to pass an average of 70 homes per mile, (2) that generally have populations of at least 100,000 and (3) in which the Company believes it can capture a substantial portion of the cable television customers and can be the leading provider of bundled Broadband Services. The Company believes that such cities will support a Broadband Services business and that most of the large cable companies and other service providers currently are focusing primarily on larger metropolitan areas.

         FOCUS ON THE CUSTOMER. Customer service is an essential element of the Company's operations. The Company believes the quality and responsiveness of its customer service differentiates it from its competitors. Customer service representatives in each market handle customer-related functions such as order taking, customer activations, billing inquiries and collections and service upgrades. The Company provides 24-hour customer service, operates customer phone centers in each of the Company's service areas, and operates a back-up customer phone center in West Point, Georgia. The Company monitors its networks 24 hours a day, seven days a week and strives to resolve problems prior to the customer being aware of any service interruptions.

         PURSUE STRATEGIC RELATIONSHIPS WITH OTHER SERVICE PROVIDERS. KNOLOGY offers certain of its Broadband Services in conjunction with or through strategic partners. KNOLOGY was founded in 1995 by the corporate predecessor of ITC Holding Company, Inc. (together with such predecessor, "ITC Holding"), which holds significant interests in a variety of communications companies ("ITC Companies"), including Interstate Telephone Company, an independent local exchange carrier ("LEC") serving communities in western Georgia and eastern Alabama for over 100 years, MindSpring Enterprises, Inc. ("MindSpring"), a large Internet service provider, and until October 1997, ITC DeltaCom, Inc. ("ITC DeltaCom"), which is a provider of retail long distance services to mid-sized and major regional businesses using ITC DeltaCom's own fiber optic network in the southern United States (now owned, in part by ITC Holding's stockholders). The Company uses ITC DeltaCom's telecommunications facilities and services for communications facilities and operator services and jointly operates a network operations center with ITC DeltaCom in West Point, Georgia. Interstate Telephone Company provides the Company with telephone billing and switching services. The Company recently entered into an agreement to sell to Mindspring transportation facilities for Mindspring's Internet product.

         BROADBAND CARRIER SERVICES STRATEGY. KNOLOGY's broadband carrier strategy is based on leveraging the use of extra, unused capacity on its Interactive Broadband Networks to develop and offer wholesale services to other competitive local exchange carriers, interexchange carriers, Internet services providers and other integrated services providers. The Company's entry into a local market with a newly constructed Interactive Broadband Network offers other competitive service providers a highly reliable and cost competitive alternative to telephone services provided by the incumbent local exchange carrier. The Company believes that it has a competitive advantage due to the fact that its networks are fiber intensive and pass substantially every home and business in its service area. The Company believes that it can bundle its SONET and ATM ring-based high capacity transport services with its hybrid fiber-coaxial based local loops to offer local loop alternatives to other telecommunications companies.

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

Compared to the individual services offered by its competitors, the Company believes that its bundled service offerings are more attractive to consumers. Although the process of building broadband networks and expanding to other services has begun, the Company believes that most of the large cable companies and other service providers currently are focusing primarily on major metropolitan areas and that by being among the first providers of a wide range of Broadband Services in its targeted markets the Company will have a competitive advantage. See "--Broadband Services Strategy."

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

         Many traditional cable companies have sought to compete by increasing capacity through the use of additional equipment, and customers have experienced increased interference. Many cable television systems generally use one-way (non interactive) cable, and accordingly do not have the ability to provide telephone service which requires use of a two-way interactive cable. Several cable companies, including large cable companies, are beginning to offer high-speed data transmission and are currently providing Internet access using cable modems. However, such service generally cannot deliver high-speed performance until the cable system infrastructure has been upgraded to increase capacity and add two-way interactivity.

         WIRELESS CABLE. Wireless cable or multichannel multipoint distribution service technology allows the transmission of television programming, including high speed computer data, high definition television and facsimile transmissions, via microwave frequencies from a single location. Wireless cable was designed to serve primarily rural areas where laying traditional coaxial cable is not economically feasible. The wireless cable system's signal is sent from a centrally located facility equipped with transmitters, antennas, satellite dishes and scrambling and descrambling equipment, and is received by subscribers with rooftop antennas and the necessary converters. Because wireless cable signals are sent via microwaves, they require line-of-sight transmission from the central source to the subscribers. Obstructions such as large buildings and trees or uneven terrain can interfere with reception, although repeaters that aid in reaching subscribers in certain obstructed areas are being used to alleviate these shortcomings. As a result, the Company believes that at present this technology is not well suited to providing Broadband Services in urban areas such as those targeted by the Company.

         DTH, DBS AND OTHER SATELLITE TECHNOLOGIES. Direct-to-home satellite television ("DTH") companies provide the satellite transmission of television products and services. As part of the programming package, DTH companies generally include hardware and software for the reception and decryption of satellite television programming. Echostar and DirecTv provide subscription direct broadcast satellite ("DBS") services via high-power communications satellites and small dish receivers, and other companies provide direct-to-home video services using lower-power satellites and larger receivers. DBS systems generally offer more channels (often over 100 channels in all) than cable systems, although DBS providers usually do not offer local programming. Unlike cable television, DBS and DTH do not require ground construction to install, maintain or upgrade services. Rather, the programming is transmitted from a ground station to the subscriber via a communications satellite. These systems require the subscriber to purchase or lease a satellite dish to receive signals and a receiver system to process and descramble signals for television viewing.

         The small satellite dishes available at present are not two-way interactive, and therefore not suitable for telephone or Internet services, although businesses that can afford to do so purchase larger dishes with two-way interactivity to receive each of the Broadband Services. Residential systems have been designed using telephone lines to transmit to the Internet and satellite transmission for reception from the Internet, which typically involves much greater quantities of data. This approach still is subject to dial-up delays, but has many of the same advantages over two-way telephone communications as Broadband Services. However, satellite transmission may cause an echo during voice transmissions due to the long distance to and from the satellite.

         WIRELINE TELEPHONY. Local wireline telephone systems consist of a network of switches, transmission facilities between switches, and the "local loop" connections between customer premises and a local exchange switch. A call initiated by a customer can be routed by the local exchange switch either directly to the called party, if that party is served by the same switch, to another local or toll switch for delivery to the called party, or through one or more switches to the point of presence ("POP") of a long distance carrier that transmits the call to a more distant local switch for ultimate delivery to the called party. The transmission facilities connecting switches are comprised primarily of very high capacity fiber optic cables. However, local loops generally consist of twisted copper wire pairs that run along aerial or underground rights-of-way to each of the premises served. These local loops generally carry analog transmissions and have relatively low transmission capacity, sufficient to carry only one two-way voice conversation. Local loop capacity can be expanded somewhat by using advanced techniques such as Integrated Services Digital Network ("ISDN"), which permits voice and data transmissions to occur simultaneously and can support some level of video teleconferencing. However, ISDN currently is not available in all areas.

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

         Digital subscriber line (DSL) involves the use of digital transmission equipment placed at the customer premises and at the central office to boost transmission speeds on incumbent local exchange carrier copper local loops. While in some geographical areas various types of DSL services will provide bandwidth up to 1.54 Mbps, widespread deployment of DSL technology will be limited by the length and wire gauge of the copper loop plus the existing use of bridged taps, loading coils and digital loop carriers.

         WIRELESS TELEPHONY (CELLULAR AND PCS). Wireless telephone technology is based upon the division of a given market area into a number of smaller geographic areas, or "cells." Each cell has a "base station" or "cell site," which are physical locations equipped with transmitter-receivers and other equipment that communicate by radio signal with wireless telephones located within range of the cell. Cells generally have an operating range from two to 25 miles. Each cell site is connected to a mobile telephone switching office ("MTSO"), which, in turn, is connected to the local landline telephone network. When a subscriber in a particular cell dials a number, the wireless telephone sends the call by radio signal to the cell's transmitter-receiver, which then sends it to the MTSO. The MTSO then completes the call by connecting it with the landline telephone network or another wireless telephone unit. Incoming calls are received by the MTSO, which instructs the appropriate cell to complete the communications link by radio signal between the cell's transmitter-receiver and the wireless telephone. Like wireline local loops, wireless telephony technologies generally do not have sufficient capacity for large scale provision of video and data services. However, recent tests of Wideband CDMA ("WCDMA") have resulted in a product which yields a higher bandwidth multimedia product and supports a wide range of wireless multimedia services, including Internet and other IP-based systems, video, high-speed data services and interactive services.

         INTERNET ACCESS. Most Internet access takes place over telephone lines using computer modems. This form of transmission works well for smaller amounts of data, but telephone lines generally are not capable of handling large volumes of information, multimedia applications or high-speed data transmissions, resulting in lengthy delays. Also, ISPs have limited numbers of ports available for customers to dial in to the Internet, and their customers may experience difficulties obtaining access to the Internet or be disconnected if activity is too limited. A few satellite companies provide broadband access to the Internet from desktop PCs using a small dish antenna and receiver kit comparable to that used for satellite television reception, although such systems generally provide only one-way satellite transmission, requiring communications in the other direction to be over telephone lines. High-speed cable modems used over traditional non-interactive cable networks similarly permit high-speed broadband reception from the Internet, but require communications from the user to the Internet to be over telephone lines. While DSL service will provide high-speed Internet access at differing speeds depending on the type of DSL service, Consumer DSL (CDSL) or GADSL Lite (G-Lite) may provide a competitive residential Internet access technology with speeds up to 1 Mbps downstream and 128 Kbps upstream.

THE COMPANY'S INTERACTIVE BROADBAND NETWORKS

         The Company's Interactive Broadband Networks are high capacity, two-way interactive, hybrid fiber-coaxial networks with a bandwidth of 750 MHz (designed to allow upgrades to 1,000 MHz). Each network includes hub sites with a minimum of four fiber pairs running from each hub to nodes, each of which serves an average of 500 homes. This design incorporates redundant fibers running between hubs for restoration and security purposes, forming a SONET ring. By comparison, most traditional cable television systems are 450 MHz to 550 MHz and do not have significant redundancy protection. The Company provides power to its system from the hub sites, each of which is equipped with a generator and UPS to allow service to continue in case of a power outage. For each of the Broadband Services to be offered, the Company has added electronic equipment at various hub sites and cards in various electronic housings along the network.

         The Company's Interactive Broadband Networks are capable of supporting numerous channels of basic and premium cable television (including pay-per-view) services (approximately 65-75 channels are offered by the Company today, without digital compression), telephone services, Internet access and other Broadband Services. The Company's Interactive Broadband Networks have been designed with extra capacity, so that new services can be added as content and technology become available.

         Local telephone service is offered over the Company's Interactive Broadband Networks in much the same way local phone companies provide service, since the network structure includes a return path suitable for voice transmission. To provide local telephone service, the Company provides switching services and installs a network interface device outside the customer's home, and may, depending on the location of telephone and cable boxes or "jacks" inside the home, add inside wiring as well. The Company can offer multiple lines of telephone service using its Interactive Broadband Networks. The Company's networks are interconnected with those of other local phone companies through a nine-state interconnection agreement with BellSouth. The Company provides long distance service using leased facilities from other telecommunications service providers.

         High speed Internet access services are provided by the Company using high speed cable modems in much the same way customers currently receive Internet services over modems linked to the local telephone network. The cable modems presently being used with the Company's Interactive Broadband Networks are typically 100 times faster than regular phone dial-up. The customer's cable line (with cable modem) is connected directly into the Internet. Since the cable modem connects through a cable line rather than through a telephone line, the Internet connection is always active, and there is no need to dial up for access to the Internet or wait to connect through a port leased by an ISP.

THE COMPANY'S BROADBAND SERVICES

THE COMPANY OPERATES IN THE FOLLOWING SEGMENTS:

         CABLE TELEVISION. The Company offers its customers four levels of cable television services: basic, expanded basic, premium, and digital. Most customers choose to subscribe to basic and expanded basic levels of service. Together, these services consist of approximately 65-75 channels of programming, including television signals available off-air, a limited number of television signals from so-called "super stations" (such as WGN (Chicago)), numerous satellite-delivered non-broadcast channels (such as Cable News Network, MTV, ESPN, The Discovery Channel and Nickelodeon), displays of information featuring news, weather, stock and financial market reports and public, government and educational access channels.

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

         Programming for the Company's cable television systems, each of which provides a range of 65-75 channels, comes from over 70 national and local television networks, including most major cable networks such as ESPN, HBO, Showtime, Disney and CourtTV, and local networks such as local affiliates of ABC, CBS, NBC and Fox. Since January 1, 1996, the Company's arrangements with many of these networks, constituting approximately 60% of the Company's channels, have been handled through the National Cable Television Cooperative, Inc. (the "National Cable Television Cooperative"), which obtains programming from most major networks and provides it to its members. By obtaining programming through the cooperative (for which the Company has paid a one time membership fee and pays ongoing monthly programming and administrative fees), the Company benefits from volume discounts not otherwise available to the Company and which more than offset the fees to the cooperative. In addition, the cooperative handles the contracting and billing arrangements for the Company with the networks. The Company began offering digital video service in November 1998, which uses compression technology to significantly increase the number of television channels (to over 100 channels). Digital technology converts numerous analog signals (now used to transmit video and voice) into a digital format and compresses many such signals into the space normally occupied by one analog signal. At the home, a set-top video terminal (which is provided by the Company for a fee) converts the digital signal back into analog channels that can be viewed on a normal television set. The Company added digital video as an additional service without reducing the current number of expanded basic channels. Digital technology also permits the Company to offer near video-on-demand (movies or other programs that commence in frequent intervals, such as every 15 minutes) to customers for a fee per viewing.

         TELEPHONY. The Company's telephony service includes residential and business local and long distance telephone services. Local telephone service includes several bundled packages and additional services similar to those offered by the Regional Bell Operating Companies ("RBOCs"), including BellSouth Corp. ("BellSouth"). The Company's customers pay a fixed monthly rate for all local calling. Customers may elect call waiting, call forwarding, voice mail and other value added services, which generally involve an additional fixed charge per month per telephone line. The Company generally prices its services at rates comparable to those of its competitors, although typically the Company's value-added services are less expensive than those of its competition. The Company offers all customers of its cable television services a discount on telephone service. Long distance service offers features and is priced at levels comparable to those of the Company's competitors.

         INTERNET SERVICES. The Company's high-speed data service offers customers high-speed connections to the Internet (20 times faster than 28.8 kilobits/second dial-up service) using cable modems. The Internet connection using a cable modem is always active, so the customers do not have to dial in and wait for access. Since the customer's service is offered over the coaxial network in the home, no second phone line is required and there is no disruption of service when the phone rings or when the television is on. The Company charges a fixed monthly fee for connection to the Internet and does not currently offer different plans based on the amount of interconnection time or quantity of data received, although the Company does charge a higher rate to customers who desire higher speeds, which requires more capacity. The Company offers discounts on its high-speed Internet service to customers who also receive the Company's cable television service or telephone service.

         BROADBAND CARRIER SERVICES. The Company's local transport and interconnection services include special access, local private line, local exchange transport ("LET") and local Internet transport ("LIT"). Traditional special access and local private lines services at DS1, DS3, and OC-n rates are offered via the Company's local SONET transport network providing high capacity connectivity to medium and large commercial end users, incumbent local exchange carrier central offices and other carrier points of presence throughout the metropolitan service area. LET service provides local loops across the Company's hybrid fiber-coaxial network to connect competitive local exchange carriers to small business customers. LIT provides high-speed cable modem access to connect certain Internet service providers and their residential subscribers over the Company's Interactive Broadband Network. The Company entered into a LIT agreement with Mindspring Enterprises, Inc. in August of 1998. The LIT service was launched in Montgomery, Alabama in January 1999. Mindspring plans to offer its cable modem service utilizing the Company's LIT product in Columbus, Augusta, Charleston and Panama City in 1999. In addition, the Company entered into an Agreement with A World of Difference Inc., a large locally owned Internet service provider serving the Charleston market.

         FUTURE BROADBAND SERVICES. The Company believes that its Interactive Broadband Networks could in the future enable it to provide additional Broadband Services, including (i) interactive energy management services (in partnership with power companies), which involve active monitoring by the customer of energy usage and cost; (ii) security services, including closed-circuit television security monitoring and alarm systems; (iii) voice over Internet Protocol ("IP") when the technology is available to provide a premium grade lifeline telephony product. The Company also plans to develop and offer local transport services (local loops) to carry Voice over IP for other carriers and service providers and (iv) high capacity ATM based local transport services. The Company expects to commence trials of certain of these services in 1999. See "--Risk Factors--Demand for Bundle of Broadband Services is Uncertain."

         Proposed interactive energy management services would involve a utility sending and receiving consumption and pricing information over the Company's network to and from customers' homes to enable customers to monitor energy consumption. Proposed security services are expected to include primary security monitoring through closed-circuit television and back-up alarm networking. Voice over IP transport would utilize cable modems and the Company's local ATM transport network. Additional network switching elements allowing the Company to provide a premium grade lifeline telephony end user service may be added to the network as this technology becomes available. High capacity ATM based local transport services providing connectivity to medium and large commercial end users, incumbent local exchange carrier central offices and other carrier points of presence are planned for deployment in certain portions of the Company's service areas.

         For further information on the Company's operating segments, see Note 10 of Notes to Consolidated Financial Statements.

MARKETS AND SUBSCRIBERS

         CURRENT MARKETS. The Company's Interactive Broadband Networks currently serve the Montgomery, Alabama; Columbus and Augusta, Georgia:
Charleston, South Carolina; and Panama City, Florida metropolitan areas. The Company also provides analog cable television services in the Huntsville, Alabama area with plans to upgrade the Huntsville network to an Interactive Broadband Network.

         Subscribers, by operating segment, as of December 31, 1998 consisted of the following:


Subscribers
    Cable                 77,744
    Telephone              5,615
    Data                     758

Bundled Customers(1)       2,184

(1) Represents customers who subscribe to two or more of KNOLOGY's services.

         The Company believes that its ability to increase and maintain its subscribers has been due largely to (1) its commitment to customer service, (2) the greater number of channels offered by the Company, and (3) the greater reliability and quality of the picture and sound offered by the Company over its Interactive Broadband Networks as compared to the more traditional cable networks operated by the Company's competitors.

         NEW MARKETS. The Company intends to expand to additional mid-sized cities in the southeastern United States, targeting cities (1) that have a geographic density such that network plant can be constructed to pass an average of 70 homes per mile, (2) that generally have populations of at least 100,000 and (3) in which the Company believes it can capture a substantial portion of the cable television customers and can be the leading provider of bundled Broadband Services. The Company believes that such cities will support a Broadband Services business, and that currently most of the large cable companies and other service providers are focusing primarily on larger metropolitan areas. Consummation of this expansion plan is subject to a number of significant contingencies. See "--Risk Factors."


NETWORK CONSTRUCTION AND OPERATIONS

         NETWORK CONSTRUCTION. The Company uses contractors for the construction of its Interactive Broadband Networks. The Company serves as the manager of the construction process, directing and supervising the various construction crews. The Company has 59 employees dedicated to monitoring and facilitating the construction of the Company's networks, including a Vice President of Construction. The Company's approach to construction also reflects its commitment to customer service, as the Company notifies potential customers before commencing underground construction and restores any damaged property. Based on completed expansion and construction during 1997 and 1998, the Company believes the build-out of a greenfield network will take approximately three years, depending on various factors, including construction delays. The Company has experienced construction delays in certain markets related to the installation of aerial portions of the network construction caused by pole change-out requirements.

         NETWORK OPERATIONS AND MAINTENANCE. Technicians located in each of the Company's service areas schedule and perform installations and repairs and monitor the performance of the Interactive Broadband Networks. The Company's Interactive Broadband Networks utilize a 750 MHz signal (designed to allow for upgrade to 1,000 MHz) and are protected by redundant paths for communications segments, including a SONET ring connecting hubs for restoration and security purposes. By comparison, most traditional cable television systems utilize 450 MHz to 550 MHz signals and do not have significant redundancy protection. The Company operates a network operations center in West Point, Georgia, and monitors its networks 24 hours a day, seven days a week and strives to resolve problems prior to the customer being aware of any service interruptions. The network operations center monitors network activity, receiving real-time information regarding network performance, power supply status, and telephony customer premise equipment activation. The Company's technicians perform maintenance and repair of the network on an ongoing basis. The Company plans to maintain the quality of its networks to minimize service interruptions and extend the networks' operational life.

         FRANCHISES. Cable television systems generally are constructed and operated under the authority of nonexclusive permits or "franchises" granted by local and/or state governmental authorities. Franchises typically contain many conditions, such as time limitations on commencement and completion of system construction, customer service standards, minimum number of channels and the provision of free service to schools and certain other public institutions. The Company believes that the conditions in its franchises are fairly typical. The Company's franchises generally provide for the payment of fees to the issuing authority ranging from 3% to 5% of revenues from cable television service.

         The Company's Columbus franchise was renewed in March 1999. The Company's franchises generally have ten to fifteen year terms and the Company expects the franchises to be renewed before or upon expiration by the relevant governmental agency. See "--Legislation and Regulation."

         INTERCONNECTION. The Company relies on local telephone companies and other companies to provide communications capacity for the Company's local and long distance telephone service. The Company obtains access to BellSouth's telephone network under a nine-state interconnection agreement pursuant to the 1998 Telecom Act. The terms of such interconnection agreement have been filed for approval with the Georgia, Alabama, Florida and South Carolina state public utility commissions. Approvals of other state public utility commissions will be required in connection with the Company's provision of telephone service in other states. In addition, the 1996 Telecom Act established certain requirements and standards for interconnection arrangements, and the Company's interconnection agreement with BellSouth is based in part on such requirements. However, these requirements and standards are still being developed and implemented by the FCC in conjunction with the states through a process of negotiation and arbitration. To the extent that the implemented standards are unfavorable to the Company, the Company's interconnection arrangement with BellSouth could be adversely affected. The Company's ability to offer telephony services at competitive rates depends upon maintaining interconnection and access on competitive terms. The 1996 Telecom Act creates incentives for certain local exchange carriers to permit access to their facilities by denying such carriers the right to provide long distance services until they have taken the required steps to open the local market to competition. BellSouth is not yet permitted to offer long distance services. There can be no assurance that BellSouth or other local exchange carriers will not be less accommodating to the Company's interconnection, collocation or access requests once they are permitted to offer long distance service. The interconnection agreement expires in April of 2000 and there can be no assurance that it will be renewed on favorable terms, or at all. See "--Risk Factors--Dependence on Interconnections" and "--Legislation and Regulation--Federal Regulation of Telecommunications Services."

SALES AND MARKETING

         MARKETING STRATEGY. The Company believes that it is the first provider of a bundled video, voice and data Broadband Services package in Montgomery, Columbus, Panama City, Augusta, and Charleston and intends to be first to market a bundled video, voice and data Broadband Services package in each of the cities in which it proposes to construct and operate Interactive Broadband Networks. The Company believes that cost savings on a bundle of services and the advantages of one-stop shopping (including a single point of purchase and one relationship to manage all services included in the bundle) will be attractive to new customers, particularly since most of its prospective customers presently buy services from multiple sources. The Company seeks to capitalize on its position as a new communications company that brings competition and choice to cities where it provides service. The Company's marketing strategy since commencing construction of its Interactive Broadband Networks has been to focus on attracting new cable television subscribers in areas in which its network has expanded. The Company plans to dedicate additional marketing resources to pursuing new customers in areas already served by the network to increase its penetration rate once its networks are fully constructed. In particular, the Company expects to focus its marketing efforts on multiple dwelling units, many of which are subject to exclusivity arrangements with other cable providers that have not yet expired or which involve more complex arrangements with the property owner.

         The Company plans to use the availability of its bundle of Broadband Services to pursue potential customers in existing service areas who did not purchase the Company's cable television service. Marketing of telephone service and high-speed Internet access service commenced in July 1997 in Montgomery. In Columbus, high-speed Internet access service was introduced in September 1997 and telephone service was introduced in the fourth quarter of 1997. Telephone and high-speed internet service was introduced in Panama City in the fourth quarter of 1998. In Charleston and Augusta, the Company launched the full bundle of cable, telephone and Internet services in the fourth quarter of 1998. While the Company expects its subscribers for cable television (which are primarily residential) to serve as the Company's initial customer base for its telephone and Internet services, the Company also targets small- and medium-sized businesses using a bundled offering emphasizing telephone and Internet access services. In marketing its bundle of services, the Company offers savings on one or more of such services.

         CABLE TELEVISION SALES AND MARKETING. To attract cable television subscribers in newly served areas, the Company mounts extensive marketing campaigns in such areas prior to initiation of service by means of door-to-door solicitations and flyers ("door hangers"), with direct mail and telemarketing to follow up on the door-to-door solicitation in its markets. The Company has a sales staff in each of its markets, including residential and business sales managers, approximately 10-12 sales representatives and 14-16 customer service representatives. The Company also uses its own installation and repair crews and those of outside contractors to install new service quickly. The Company's sales representatives receive commissions based on the value created by each sale, and accordingly are encouraged to focus on sales of premium services and enhanced basic service.

         The Company also uses these solicitation efforts to market its cable services in its existing areas to encourage customers who previously have not received any cable service or to switch to the Company's service from that of the competing franchise holder. The Company provides technical and engineering support and training of sales and service representatives from its headquarters in West Point, Georgia.

         TELEPHONE AND INTERNET SALES AND MARKETING. The Company's initial marketing of its telephone and Internet Broadband Services has focused on subscribers for the Company's cable television services through direct mail, including placing promotional inserts in its billing materials, door-to-door solicitations, door hangers and telemarketing. Customers of the Company's cable television services are offered discounted rates for telephone service and high-speed Internet services. The Company emphasizes a bundle of Broadband Services that includes savings on one or more services as additional services are added. The Company is also providing high-speed Internet access to certain ISPs who in turn resell the service to their customers. The Company will also start an agent program consisting of third parties who serve as customer-resellers or distributors for the Company. The Company has sales managers for telephone and Internet service, and sales representatives focusing on Broadband Services.

CUSTOMER SERVICE

         Customer service is an essential element of the Company's operations and marketing, and the Company believes the quality and responsiveness of its customer service differentiates it from its competitors. A significant number of the Company's employees are dedicated to customer service activities, including order taking, customer activations, billing inquiries and collections, service upgrades, provision of customer premises equipment, and administration of the Company's customer satisfaction program. In addition, the Company provides 24-hour customer service, operates customer phone centers in each of the Company's service areas, and operates a back-up customer phone center in West Point, Georgia. The Company's commitment to customer service is also reflected in its approach to construction, where the Company notifies potential customers before commencing underground construction and restores any damaged property. The Company monitors its networks 24 hours a day, seven days a week and strives to resolve problems prior to the customer being aware of any service interruptions.

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

         OTHER CABLE SYSTEMS. There are directly competitive cable television operations in each of Montgomery, Columbus, Panama City, Augusta, Charleston, and Huntsville service areas, and the Company expects that there will be competitive cable television providers in the cities in which the Company constructs additional Interactive Broadband Networkin the future. In addition, Federal law prohibits cities from granting exclusive cable franchises and from unreasonably refusing to grant additional, competitive franchises, so additional cable television competitors could obtain franchises in the future. An increasing number of cities are exploring the feasibility of owning their own cable systems in a manner similar to city-provided utility services. Certain of the Company's cable television competitors may have exclusive arrangements with cable programming vendors, preventing the Company from offering certain programming on its cable television systems.

         The table below summarizes certain industry data for each of the Company's markets:


                                                                                             ANALOG
                                 CABLE                            CURRENT                   CHANNELS
                              PENETRATION                          CABLE                   OFFERED BY
SERVICE AREA                     LEVEL                          COMPETITORS                COMPETITORS
------------                  -----------                       -----------                -----------

Montgomery, AL                    68%                               TCI                        63
Columbus, GA                      72%                               TCI                        54
                                                           Charter Communications              62
Panama City, FL                   68%                   Comcast Cable Communications           62
                                                              Jones Spacelink                  36
Augusta, GA                       61%                         Jones Intercable                 60
Charleston, SC                    65%                   Comcast Cable Communications           53
                                                           Time Warner Cable (1)               37
Huntsville, AL                    71%                   Comcast Cable Communications           61
                                                                 Mediacom                      48

---------------

(1)      Summerville, Franchise Area.

         OTHER TELEVISION PROVIDERS. There are alternative methods of distributing the same or similar video programming offered by cable television systems, although cable television systems currently account for a large percentage of total subscribership to multichannel video programming distributors ("MVPDs"). Further, these technologies have been encouraged by Congress and the FCC to offer services in direct competition with existing cable systems. In addition to broadcast television stations, the Company competes in a variety of areas with other multichannel programming service providers on a direct basis. Multichannel programming services are distributed by communications satellites directly to High-Speed Data devices ("HSDs") serving residences, private businesses and various nonprofit organizations. Cable programmers have developed marketing efforts directed to HSD owners.

         A more significant competitive impact is expected from medium power and higher power communications DBS satellites that transmit signals that can be received by dish antennas owned by the end-user. DirecTV and Echostar offer multichannel programming services via high-power communications satellites that require a dish antenna with a diameter of only approximately 18 inches. Although DBS providers presently serve a relatively small percentage of pay television subscribers at this time, their share has been growing steadily. Competition from both medium and high power DBS services could become substantial as developments in technology continue to increase satellite transmitter power and decrease the cost and size of equipment needed to receive these transmissions; however, the Company believes that equipment and programming costs presently are limiting DBS's market share in cabled areas.

         DBS has advantages and disadvantages as an alternative means of distributing video signals to the home. Among the advantages are that the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of subscribers receiving satellite transmissions; that DBS is not currently subject to local regulation of service or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to and limited by the number of service subscribers. DBS's disadvantages presently include limited ability to tailor the programming package to the interests of different geographic markets, such as providing local news, other local origination services and local broadcast stations; signal reception being subject to line of sight angles; intermittent interference from atmospheric conditions and terrestrially generated radio frequency noise; and the customer being required to purchase or lease the satellite dish. The long term effect of competition from these services cannot be predicted; however, the Company nonetheless believes that such competition could be substantial in the near future.

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

         Prior to enactment of the 1996 Telecom Act, LECs were prohibited from offering video programming directly to subscribers in their telephone service areas (except in limited circumstances in rural areas). The 1996

Telecom Act eliminated many restrictions on LECs, and the Company may face increased competition from local telephone companies, which, in most cases, have greater financial resources than the Company. Several major LECs, including BellSouth, have announced plans to acquire cable television systems or provide video services to the home through fiber optic or wireless technology.

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

TELEPHONE

         The Company is likely to face intense competition in providing local and long distance telephone and other broadband telecommunications services. The 1996 Telecom Act is expected to have a substantial impact on the degree of competition because it permits providers to enter markets that were previously closed to them. Specifically, the 1996 Telecom Act pre-empts state barriers to entry that have historically protected incumbent LECs from significant competition in local service markets. In addition, the 1996 Telecom Act supersedes the antitrust consent decree that prohibited the RBOCs from providing long distance services, and establishes the terms and conditions under which RBOC entry into the long distance market will be permitted. The overall effect of these provisions is to blur the distinctions that previously existed between local and long distance services.

         One major impact of the 1996 Telecom Act may be a trend toward the use and acceptance of bundled service packages, consisting of local and long distance telephony, combined with other elements such as cable television and wireless telecommunications service. As a result, the Company will be competing with the incumbent LEC, BellSouth, with traditional providers of long distance services such as AT&T Corp. ("AT&T"), MCI WorldCom, Inc. ("MCI"), Sprint Corporation ("Sprint") and with competitive local service providers, and may face competition from other providers of cable television service. TCI is a competitor of the Company in certain markets and may be a competitor in markets in which the Company builds Interactive Broadband networks in the future. AT&T's acquisition of TCI may impact the Company's competitive environment, depending on the timing and nature of AT&T/TCI product offerings in the Company's service areas. The Company's ability to compete successfully will depend on the attributes of the overall bundle of services the Company is able to offer, including price, features, and customer service.

         Wireless telephone service (cellular and PCS) now is generally viewed by consumers as a supplement to, not a replacement for, wireline telephone service. Generally, wireless service is more expensive than wireline local service and is generally priced on a usage-sensitive basis. In addition, the transmission quality of wireless service is not comparable to wireline service. However, it is possible that in the future the rate and quality differential between wireless and wireline service will decrease, leading to more direct competition between providers of these two types of services. In that event, the Company's telecommunications operations may also face competition from wireless operators.

INTERNET SERVICES

         Internet service is provided by Internet service providers ("ISPs"), which provide both Internet access and on-line services, providers of satellite-based Internet services, long distance carriers that offer Internet access services, and other cable television companies offering Internet access services. The Company principally provides Internet access service. At present, the Company is bundling its high-speed Internet service with its own on-line "content", as well as offering high-speed capacity to certain other ISPs for their customer bases.

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

         Other cable television companies can enter the Internet services market. Traditional cable networks provide only one-way transmission and must be upgraded (and often reconfigured) to permit two-way data transmission, which would require significant investments on the part of service providers. Broadband technology must be incorporated to enable digital data to be transmitted over a separate channel. The Company believes that some of the existing cable television providers (such as Time Warner and Comcast) are beginning to provide such services in certain of their major markets or clusters, including certain major metropolitan areas in the southeast. @Home, a joint venture among TCI and several other large cable companies, is offering high-speed Internet service using cable modems in areas where its affiliates have hybrid fiber-coaxial networks. The Company believes that high-speed Internet services ultimately will be offered by other cable providers and companies such as @Home in most of the Company's present and future service areas.

FEDERAL LEGISLATION AND REGULATION

         The cable television industry currently is regulated by the FCC, some state governments and most local governments. Telecommunications services are regulated by the FCC and state public utility commissions. Internet services generally are not subject to regulation. In addition, legislative and regulatory proposals under consideration by Congress and federal agencies may materially affect the cable television and telecommunications industries. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television and telecommunications industries and a description of certain state and local laws.

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

CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") permitted a greater degree of regulation of the cable industry with respect to, among other things: (i) cable system rates for both basic and certain cable programming services; (ii) program access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) customer service requirements;
(vii) television broadcast signal carriage and retransmission consent; (viii) technical standards; and (ix) cable equipment compatibility. Additionally, the legislation encouraged competition with existing cable television systems by allowing municipalities to own and operate their own cable television systems without a franchise, preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area, and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems (except that SMATV systems may be co-owned by the local cable operator if the SMATV system is operated pursuant to the terms of the franchise agreement). The 1992 Cable Act also precluded video programmers affiliated with cable television companies from favoring cable operators over competitors and required such programmers to sell their programming to other multichannel video distributors. The legislation required the FCC to initiate a number of rulemaking proceedings to implement various provisions of the statute, the majority of which have been completed. Various cable operators challenged the constitutionality of several sections of the 1992 Cable Act, although the courts have disposed of most of these challenges.

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

TELECOMMUNICATIONS ACT OF 1996

         On February 8, 1996, the 1996 Telecom Act was enacted. The 1996 Telecom Act and the FCC rules implementing the 1996 Telecom Act radically altered the regulatory structure of telecommunications markets by mandating that states permit competition for local exchange services. The 1996 Telecom Act also requires incumbent local exchange carriers ("ILECs") to provide competitors with access to ILEC facilities on an unbundled basis and to provide competitors with telecommunications services for resale at wholesale rates. The 1996 Telecom Act replaced (among other restrictions imposed by an earlier consent decree) the ban on Regional Bell Operating Companies ("RBOCs") provision of long distance services within their respective geographic areas with a statutory procedure permitting RBOCs to apply to the FCC for authority to provide long distance services, subject to certain conditions (See RBOC Entry into Long Distance Services below). Constitutional challenges raised by certain RBOCs to this provision of the 1996 Telecom Act proved unsuccessful.The 1996 Telecom Act also included significant changes in the regulation of cable operators. Specifically, the 1996 Telecom Act reverses much of the cable rate regulation established by the 1992 Cable Act over a three-year period. The rates for cable programming service ("CPS" or "non-basic") tiers offered by small cable operators in small cable systems are deregulated immediately. The FCC's authority to regulate the CPS tier rates of all other cable operators will expire on March 31, 1999. The legislation also (i) repeals the anti-trafficking provisions of the 1992 Cable Act; (ii) limits the rights of franchising authorities to require certain technology or to prohibit or condition the provision of telecommunications services by the cable operator;
(iii) requires cable operators to fully block or scramble both the audio and video on sexually-explicit or indecent programming on channels primarily dedicated to sexually-oriented programming; (iv) adjusts the pole attachment laws; and (iv) allows cable operators to enter telecommunications markets which historically have been closed to them, while also allowing some telecommunications providers to begin providing competitive cable service in their local service areas.

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

         RATE REGULATION. Prior to implementation of the 1992 Cable Act, most cable systems were largely free to adjust cable service rates without governmental approval. The 1992 Cable Act authorized rate regulation for certain cable communications services and equipment in communities where the cable operator is not subject to "effective competition." The 1992 Cable Act requires the FCC to resolve complaints about rates for CPS tier services and to reduce any such rates found to be unreasonable. It also limits the ability of many cable systems to raise rates for basic services (together with non-basic, the "Regulated Services"). Cable services offered on a per channel or on a per program basis are not subject to rate regulation by either franchising authorities or the FCC. Notwithstanding the above, the 1996 Telecom Act immediately deregulates the CPS rates of "small cable operators" and will deregulate the CPS rates of all other cable operators by March 31, 1999.

         The 1992 Cable Act requires communities to certify with the FCC before regulating basic cable rates. Upon certification, the local community obtains the right to evaluate the reasonableness of basic rates under standards established by the FCC. Certified franchising authorities are also empowered to regulate rates charged for additional outlets and for the installation, lease, and sale of equipment used by customers to receive the basic service tier, such as converter boxes and remote control units. These equipment rates must be based on actual cost plus a reasonable profit, as defined by the FCC. Cable operators may be required to refund overcharges with interest. The 1992 Cable Act permits communities to certify at any time, so it is possible that the Company's franchising authorities may choose in the future to certify to regulate the Company's basic rates in areas where the Company's cable systems are not subject to "effective competition." The FCC's rate regulations do not apply where a cable operator demonstrates that it is subject to "effective competition." Under the 1992 Cable Act, a system is subject to effective competition where (i) fewer than 30% of the households in the franchise area subscribe to the cable service of a cable system; (ii) the franchise area is served by at least two unaffiliated MVPDs each of which offers comparable video programming to at least 50% of the households in the franchise area and the number of households subscribing to programming services offered by MVPDs other than the largest MVPD exceeds 15% of the households in the franchise area; or
(iii) a MVPD operated by the franchising authority offers video programming to at least 50% of the households in the franchise area. The 1996 Telecom Act also provides that effective competition exists if a local exchange carrier or its affiliate provides video programming in the franchise area. The Company is subject to effective competition in several of the areas that it currently serves.

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

         CARRIAGE OF BROADCAST TELEVISION SIGNALS. The 1992 Cable Act established signal carriage requirements. These requirements allow commercial television broadcast stations which are "local" to a cable system, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether to require the cable system to negotiate for "retransmission consent" to carry the station. The first must-carry/retransmission consent elections were made in June 1993. The second elections were made in October 1996. Stations are generally considered local to a cable system where the system is located in the station's 1992 Area of Dominant Influence ("ADI"), as determined by Arbitron. This method for determining whether a station is local to a cable system will change at the time of the October 1999 election when Nielsen DMAs will be used to define the market where a station is "local" for mandatory carriage purposes. Cable systems must obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WGN). All commercial stations entitled to must-carriage were to have been carried by June 1993, and any non-must-carry stations (other than superstations) for which retransmission consent had not been obtained could no longer be carried after October 5, 1993. The Company carries some stations pursuant to retransmission consents and pays fees for such consents or has agreed to carry additional services pursuant to retransmission consent agreements.

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

         The 1992 Cable Act made several changes to the process which may make it easier in some cases for a franchising authority to deny renewal. The cable operator's timely request to commence renewal proceedings must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. Within a four-month period beginning with the submission of the renewal proposal, the franchising authority must grant or deny the renewal. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. Franchising authorities currently may deny renewal based on failure to substantially comply with the material terms of the franchise, even if the franchising authority has "effectively acquiesced" to such past violations. The franchising authority is estopped only if, after giving the cable operator notice and opportunity to cure, the authority fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

         CHANNEL SET-ASIDES. The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with 36 or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. The 1992 Cable Act requires leased access rates to be set according to a FCC-prescribed formula.

         OWNERSHIP. The 1996 Telecom Act eliminates the 1984 Cable Act provisions prohibiting LECs from providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver. Under the 1996 Telecom Act, LECs may provide video programming by radio-based systems, common carrier systems, "open video" systems, or "cable systems." LECs that elect to provide "open video" systems must allow others to use up to two-thirds of their activated channel capacity. These LECs are relieved of regulation as "common carriers," and are not required to obtain local franchises, but are still subject to many other regulations applicable to cable systems. LECs operating as "cable systems" are subject to all rules governing cable systems, including franchising requirements.

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

         INSIDE WIRING OF MULTIFAMILY DWELLING UNITS. The FCC has adopted rules to promote competition among multichannel video program distributors ("MVPDs") in multifamily dwelling units ("MDUs"). The rules provide generally that, in cases where the MVPD owns the wiring inside an MDU, but has no right of access to the premises, the MDU owner may give the cable operator notice that it intends to permit another MVPD to provide service there. An MVPD then must elect whether to remove the inside wiring, sell the inside wiring to the MDU owner (at a price not to exceed the replacement cost of the wire, on a per-foot basis), or abandon the inside wiring.

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

         INTERNET SERVICE PROVIDERS. In 1998, a number of Internet service providers (ISPs) requested that the FCC adopt rules requiring cable operators that provide Internet access service keep unaffiliated ISPs with direct unbundled access to operators' underlying broadband cable facilities. The FCC to date has rejected these requests, but it may in the future require cable operators to provide such direct access to competing ISPs. A number of local franchising authorities also are considering this type of direct access requirement.

         REGULATORY FEES AND OTHER MATTERS. The FCC requires payment of annual "regulatory fees" by the various industries it regulates, including the cable television industry. In 1997, cable television systems were required to pay regulatory fees of $0.54 per subscriber. In 1998, the fee was $0.44 per subscriber. Per-subscriber regulatory fees may be passed on to subscribers as "external cost" adjustments to rates for basic cable service. Fees are also assessed for other FCC licenses, including licenses for business radio, cable television relay systems ("CARS") and earth stations. These fees, however, may not be collected directly from subscribers as long as the FCC's rate regulations remain applicable to the cable system.

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

REGULATION OF TELECOMMUNICATIONS SERVICES

         The Company's telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act of 1934, as amended by the 1996 Telecom Act, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. State regulatory authorities retain jurisdiction over the same facilities to the extent that they are used to provide intrastate communications services. Various international authorities may also seek to regulate the provision of certain services.


         FEDERAL REGULATION

         TARIFFS AND DETARIFFING. The Company is classified by the FCC as a non-dominant carrier with respect to both its domestic interstate and international long distance carrier ("IXC") services and its competitive local exchange carrier ("CLEC") services. All telecommunications carriers that provide domestic interstate and international long distance services must file tariffs with the FCC prescribing rates, terms and conditions of service. Carriers must also file so-called "informational tariffs" with the FCC describing their operator services. Non-dominant CLECs may, but no longer are required to, file tariffs with the FCC for interexchange access services. The Company has filed tariffs with the FCC for its domestic interstate and international long distance services, interstate access services and interstate operator services.

         In October 1996, pursuant to its forbearance authority, the FCC issued an order prohibiting non-dominant carriers from filing tariffs for domestic interstate long distance services. The FCC's detariffing rules were stayed, in February 1997, by an appellate court pending judicial review. The Company is currently unable to predict what effect, if any, the outcome of the FCC's detariffing proceeding will have on its future operations.

         INTERCONNECTION. The 1996 Telecom Act establishes local exchange competition as a national policy by preempting laws that prohibit competition for local exchange services and by establishing uniform requirements and standards for local network interconnection, local network unbundling and local service resale. The 1996 Telecom Act also requires incumbent local exchange carriers to enter into mutual compensation arrangements with new local telephone companies for transport and termination of local calls on each others' networks. Most state Public Utility Commissions ("PUCs") have ruled that traffic to Internet service providers is covered by this requirement. The FCC recently decided that calls to ISPs could be jurisdictionally interstate, although the FCC did not preempt these state decisions. The Act's interconnection, unbundling and resale standards have been developed initially by the FCC and have been, and will continue to be, implemented by the states in numerous proceedings and through a process of negotiation and arbitration. In August 1996, the FCC adopted a wide-ranging decision regarding the statutory interconnection obligations of the LECs. Among other things, the order established pricing principles, based upon an incremental costing methodology known as "TELRIC", for use by the states in determining rates for unbundled local network elements and for calculating discounts to reflect costs saved by the LECs in offering their retail services to other carriers on a wholesale basis. Various LECs appealed both the TELRIC pricing methodology and other FCC rules which the appellants contended were too favorable to competitors. In July 1997, the United States Court of Appeals for the 8th Circuit struck down the pricing rules established by the FCC. The court ruled that the FCC did not have jurisdiction under the 1996 Telecom Act to establish pricing rules to be applied by the states. In January 1999, the Supreme Court reversed the Eighth Circuit decision, finding that the FCC had jurisdiction to implement the pricing provisions of the 1996 Act. The Eighth Circuit is expected, on remand, to rule on the merits of the FCC's TELRIC pricing rules. The Supreme Court also upheld the FCC's rule requiring LECs to provide a "platform" that includes all of the network elements required by a competitor to provide a retail telecommunications service. Competitors using such platforms may conceivably be able to provide retail local services entirely through the use of the LECs' facilities at lower discounts than those available for local resale. The availability of such platforms could benefit the Company's local competitors who, unlike the Company, do not operate their own facilities. However, the Supreme Court reversed in part the FCC's decision which specifically identified the particular unbundled network elements that LECs must provide. The FCC is expected to release a new list of unbundled network elements sometime in the summer or fall of 1999. It is possible, therefore, that - depending upon how the FCC comprises this list, not all elements of the LECs' networks will be made available to competitors on an unbundled basis. Nor, therefore, does the availability of platforms necessarily guarantee that competitors will be able to assemble cost based, local services without having to own facilities. In any event, the Company cannot predict at this time the ultimate outcome of the FCC's remand proceeding on pricing or the effect the FCC's new UNE list may have on the Company's operations.

         NUMBER PORTABILITY. Another new statutory provision requires that all carriers offering local exchange services provide customers with the ability to retain, at the same location, existing telephone numbers without impairment of quality, reliability or convenience (i.e., "number portability"). Number portability will remove one barrier to entry faced by new competitors, which would otherwise face the difficult task of persuading customers to switch local service providers despite having to change telephone numbers. The FCC ordered permanent number portability to be made available in the 100 largest metropolitan areas by December 31, 1998. Recently, the FCC reported that this has thus far been accomplished in only (roughly) sixty of these areas, Charleston included. The FCC has granted a limited number of parties' extensions of this December 31, 1998 deadline due to technical problems that have been encountered. While number portability benefits its CLEC operations, the Company, at his time, is unable to predict the impact, if any, of possible number portability delays or complications in its service territories.

         UNIVERSAL SERVICE AND ACCESS CHARGE REFORM. The FCC has adopted rules implementing the universal service requirements of the 1996 Telecom Act. Pursuant to those rules, all telecommunications providers (including the Company) must contribute a small percentage of their telecommunications revenues to a newly established Universal Service Fund ("Fund"). There is, however, an exemption for providers whose contribution would be less than $10,000 in a particular year. The Company currently is within this exemption but, as the Company's business grows, it will be required to contribute to the Fund. Carriers providing service to low-income customers, as well as to customers in high-cost and rural areas, are eligible to seek disbursements from the Fund. The Fund also will subsidize service provided to schools, libraries and rural health care providers at discounted rates. Significantly, the Fund is designed to replace subsidies historically collected by LECs to recover their costs of serving high cost areas. The FCC, accordingly, has revised the rules governing access charges, which historically included such subsidies and LECs assess on IXCs for use of the local network to complete long distance calls. The FCC's access reform measures (recently affirmed on appeal by the Eighth Circuit Court) are intended, over time, to establish an access charge rate structure that better reflects LECs actual costs of providing access once the universal service subsidies have been shifted to the Fund., and thus results in lower costs of access for IXCs.

         When the Company begins contributing to the Fund, it is not certain whether the Company will be able to either recover the costs of Fund contributions from its customers or to receive offsetting Fund disbursements. Moreover, the Company, in those areas where it uses its own (or its affiliated) cable plant for its CLEC operations, is largely unaffected by LECs' access charge fluctuations. However, overall decreases in LECs' access charges - as contemplated by the FCC's access reform policies - would likely put downward pricing pressure on the Company's charges to IXCs for comparable access. Consequently, over time, statutory universal service funding obligations, coupled with FCC's new access charge regime, could adversely affect the Company by limiting its ability to offset its Fund contributions through higher charges to IXCs for originating and terminating interstate traffic over the Company's cable facilities.

         RBOC ENTRY INTO LONG DISTANCE. The 1996 Telecom Act also establishes standards for RBOCs and their affiliates to provide long distance telecommunications services between a local access and transport area and points outside that area. Prior to the 1996 Telecom Act, RBOCs were generally prohibited from offering such "interLATA" services. Under the 1996 Telecom Act, such services may be offered by a RBOC outside of its local exchange service territory immediately. RBOCs may offer (so-called "in region") interLATA services within their local exchange territory only when (and if) (i) the FCC determines either that the RBOC is providing certain access and interconnection to a facilities based provider of competing telephone exchange service provider under a state-approved interconnection agreement or (ii) that no such provider has requested such access and interconnection within ten months after enactment, and the state has approved the RBOC's general statement of terms and conditions for providing such access and interconnection. In either case, the FCC, after consulting with the respective state commission, also must conclude that the RBOC has satisfied a "competitive checklist" of interconnection and other requirements specified in the 1996 Telecom Act and that RBOC entry is in the public interest. In 1997, BellSouth filed applications with the FCC for authority to offer in-region, interLATA services in South Carolina and Louisiana; in 1998, BellSouth filed a second application at the FCC for authority to offer such services in Louisiana. In December 1997, the FCC rejected the South Carolina application. The Louisiana applications were rejected in February 1998, and October 1998, respectively. Notwithstanding these decisions, BellSouth likely will file additional applications to offer interLATA services for other states in its territory, including states in which the Company provides interLATA services. Because of its existing base of local exchange service customers and its extensive telecommunications network, it is anticipated that BellSouth will be a significant competitor in the interLATA market in each of the states (if any) in which it obtains in-region, interLATA authority from the FCC.

         ADDITIONAL REQUIREMENTS. The FCC imposes additional obligations on all telecommunications carriers, including obligations to: (1) interconnect with other carriers and not to install equipment that cannot be connected with the facilities of other carriers; (2) ensure that their services are accessible and usable by persons with disabilities; (3) provide Telecommunications Relay Service ("TRS"), either directly or through arrangements with other carriers or service providers (TRS enables hearing impaired individuals to communicate by telephone with hearing individuals through an operator at a relay center); (4) comply with verification procedures in connection with changing a customer's carrier so as to prevent "slamming," a practice by which a customer's chosen long distance or local carrier is switched without the customer's consent; (5) protect the confidentiality of proprietary information obtained from other carriers, manufacturers and customers; (6) pay annual regulatory fees to the FCC; and (7) contribute to the Telecommunications Relay Services Fund.

         FORBEARANCE. The 1996 Telecom Act permits the FCC to forbear from requiring telecommunications carriers to comply with certain regulations. Specifically, the Act permits the FCC to forbear from applying statutory provisions or regulations if the FCC determines that enforcement is not necessary to protect consumers, or to ensure that a carrier's terms are reasonable and nondiscriminatory, and that forbearance is in the public interest and, in particular, that it will promote competition. The FCC has exempted certain carriers from tariffing and reporting requirements pursuant to this provision of the 1996 Telecom Act. The FCC may take similar action in the future to reduce or eliminate other requirements. Such actions could free the Company from regulatory burdens, but might also increase the pricing flexibility of the Company's competitors.

         ADVANCED SERVICES AND COLLOCATION. Section 706 of the 1996 Telecom Act requires the FCC to encourage the deployment of advanced telecommunications capabilities to all Americans through the promotion of local telecommunications competition. In August 1998, the FCC issued a notice of proposed rulemaking to develop rules and regulations, if necessary, to govern the availability of collocation space at ILEC premises and the availability of ILEC local loops for the provision of advances services such as DSL. Recently, the FCC adopted rules designed to improve competitor access to ILEC collocation space and to reduce the delays and costs associated with collocation. The FCC may take additional future steps to facilitate competitors' access to local loops for purposes of DSL deployment. While having better collocation arrangements at ILEC central offices is to the Company's benefit, the

FCC's advanced services proceeding, inasmuch as it primarily benefits DSL providers who compete directly with the Company's Broadband Service offerings, may prove on balance to have an adverse competitive effect on the Company.

         OTHER. KNOLOGY must obtain additional franchises in cities to which it plans to expand. The Communications Act provides that municipalities may not unreasonably refuse to award competitive franchises. The Company believes that it will be able to obtain franchises in its expansion cities on acceptable terms and within acceptable time frames, although there can be no assurance that this will occur.

         STATE REGULATION

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

         The states of Alabama, Georgia, Florida, and South Carolina have adopted statutory and regulatory schemes that require the Company to comply with telecommunications certification and other regulatory requirements. To date, the Company is authorized to provide intrastate local exchange, interexchange and operator services in the states of Alabama, Georgia, Florida and South Carolina. In addition, the Company has executed local network interconnection agreements with BellSouth for the transport and termination of local exchange traffic. These agreements have been filed with, and approved by, the applicable regulatory authority in each of the states in which the Company conducts its operations. As a condition of providing intrastate telecommunications services, the Company, among other things, is required (i) to file and to maintain intrastate tariffs or price lists describing the rates, terms and conditions of the Company's services, (ii) to comply with state regulatory reporting, tax and fee obligations (e.g., universal service), (iii) to comply with, and to submit to, state regulatory jurisdiction over consumer protection policies (e.g., "anti-slamming" regulations), complaints, transfers of control and certain financing transactions. Generally, state regulatory authorities can condition, modify, cancel, terminate or revoke certificates of authority to operate in a state for failure to comply with state laws or the rules, regulations and policies of the state regulatory authority. Fines and other penalties may also be imposed for such violations.

         LOCAL REGULATION

         The Company is occasionally required to obtain street use and construction permits and franchises to install and expand its Interactive Broadband Network using state, city, county or municipal rights-of-way. Termination of the existing franchise or license agreements prior to their expiration dates or a failure to renew the franchise or license agreements and a requirement that the Company remove its facilities or abandon its Interactive Broadband Network in place could have a material adverse effect on the Company. In some municipalities where the Company has installed or anticipates constructing networks, it will be required to pay license or franchise fees based upon a percentage of gross revenues or on a per linear foot basis. There can be no assurance that, following the expiration of existing franchises, fees will remain at their current levels. In addition, the Company could be at a competitive disadvantage if its competitors do not pay the same level of fees as the Company. However, the 1996 Telecom Act requires municipalities to manage public rights-of-way in a competitively neutral and non-discriminatory manner.

DESCRIPTION OF CERTAIN INDEBTEDNESS

         SENIOR DISCOUNT NOTES. The Company completed the offering of its Senior Discount Notes on October 22, 1997 ("Offering") and completed the Exchange Offer in which the Senior Discount Notes were exchanged for the Exchange Notes on March 24, 1998. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Interest will not accrue on the Notes prior to October 15, 2002. Thereafter, interest on the Notes will accrue at a rate of 11-7/8% per annum and will be payable semiannually on April 15 and October 15 of each year, commencing April 15, 2003.

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

         CREDIT FACILITY. On December 22, 1998, the Company entered into a $50 million four-year senior secured credit facility ("Credit Facility") with First Union National Bank and First Union Capital Markets Corp., which may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At the Company's option, interest will accrue based on either the Alternate Base Rate plus applicable margin or the LIBOR rate plus applicable margin. Obligations under the Credit Facility are secured by substantially all tangible and intangible assets of the Company and its current and future subsidiaries. The Credit Facility includes a number of covenants including, among others, covenants limiting the ability of the Company and its subsidiaries and their present and future subsidiaries to incur debt, create liens, pay dividends, make distributions or stock repurchases, make certain investments, engage in transactions with affiliates, sell assets, and engage in certain mergers and acquisitions. The Credit Facility includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis. The Credit Facility allows the Company to borrow up to five times certain individual subsidiary's "consolidated adjusted cash flow" as defined in the credit facility agreement. As of February 28, 1999, no funds have been drawn against the facility.

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

HISTORY OF LOSSES; EXPECTATION OF FUTURE LOSSES AND NEGATIVE CASH FLOWS FROM OPERATIONS

         The Company has incurred net losses and negative cash flow from operations since it commenced of operations. Since the Company acquired the Montgomery and Columbus Systems in April and September 1995, respectively, the Company has incurred aggregate net losses, as of December 31, 1998 of approximately $54.2 million and aggregate cash flow from operations of $15.2 million, and as of December 31, 1998, the Company had an accumulated deficit of $54.2 million. The implementation of the Company's business plan to build out the Systems and commence construction of new systems involves significant additional expenditures and is expected to result in substantially increased depreciation and amortization. Revenues from new services are expected to be subject to start-up delays. Accordingly, the Company expects to incur net losses and negative cash flow (after capital expenditures) during the next several years as it expands its operations and expects its net losses to continue to increase as new Broadband Services are introduced and as the Company continues to expand its business. In addition to timely and cost-effective construction efforts, the ability of the Company to achieve profitability and positive cash flow will depend in large part on the successful marketing of the cable television and other Broadband Services offered by the Company. There can be no assurance the Company can successfully compete in obtaining subscribers for its Broadband Services or that the Company will generate sufficient revenues such that the Company's operations will become profitable or generate positive cash flows in the future. If the Company cannot achieve operating profitability or positive cash flows from operating activities, it may not be able to meet its working capital or debt service requirements. See "--Risk Factors--Significant Capital Requirements," "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

         The television, telephone and Internet service businesses are highly competitive and the level of competition is increasing. Many of the Company's existing and potential competitors have long-standing customer relationships and experience, financial, technical and other resources, marketing capabilities and name recognition far greater than those of the Company. The ability of the Company to compete will depend in part on the technical advantages of its systems, its focus on customer service, the pricing of its services and its ability to offer a bundle of services not available from any other single vendor. There can be no assurance that the Company will be able to compete successfully or that competitive pressures will not have a material adverse effect on the Company's business, operating results or financial condition. See "Business--Competition."

         TELEVISION. In providing cable television service, the Company currently competes with other cable television providers (including TCI in Montgomery, TCI and Charter in Columbus, Jones and Comcast in Panama City, Jones in Augusta, Comcast and Time Warner in Charleston, and Comcast and Mediacom in Huntsville) and competes or may compete with other means of video distribution, including broadcast television stations, direct broadcast satellite companies, multichannel multipoint distribution services ("MMDS"), satellite master antenna systems ("SMATV") and private home dish earth stations. Additional competition may also come from new wireless local multipoint distribution services ("LMDS") authorized by the FCC, for which spectrum was auctioned by the FCC in February and March 1998. In addition, the 1996 Telecom Act repealed the cable/television cross ownership ban and telephone companies will now be permitted to provide cable television service within their service areas. The Company also faces competition from other communications and entertainment media, including newspapers, movie theaters, live sporting events and entities that make videotaped movies and programs available for home rental.

         TELEPHONE. In providing local and long distance telephone service and long distance access services, the Company competes and will compete with the incumbent local exchange carrier in the Company's markets. BellSouth is the incumbent local exchange carrier and a particularly strong competitor in its current markets and most of the markets targeted by the Company. The Company will also compete with long distance carriers (such as AT&T, MCI and Sprint). Other competitors are likely to include independent local exchange carriers, including other RBOCs, competitive local exchange carriers, microwave, wireless and satellite carriers and utilities.

         INTERNET SERVICES. In providing Internet access services, the Company will compete with other network providers which provide Internet access services; providers of satellite-based Internet services; and long distance carriers that offer Internet access services and other cable television companies that offer Internet access services.

Although the Company believes that broadband transmission is the most efficient means of transmitting large volumes of data and information on a high-speed basis to and from the Internet, technologies such as ISDN and direct broadcast satellite also offer high-speed or broadband connections to the Internet. In providing Internet services, the Company likely will compete with companies such as DirecPC, one of the principal providers of satellite-based Internet services in the United States, long distance carriers such as AT&T and MCI, traditional dial-up Internet service providers, and cable modem services such as @Home, a joint venture among TCI and other large cable companies. In addition, it is possible that regulators could decide to require the Company to provide competing Internet service providers with access to the Company's broadband networks.

HIGH LEVERAGE; ABILITY TO SERVICE DEBT; RESTRICTIVE COVENANTS

         At December 31, 1998, the Company had $315.1 million of indebtedness and its stockholders' equity was $15.0 million. In addition, the Company entered into a $50 million four-year senior secured credit facility on December 22, 1998. As of February 28, 1999, no funds have been drawn against the facility. However, the Company expects to utilize the credit facility in the future for capital expenditures or general corporate purposes. The level of the Company's indebtedness could adversely affect the Company in a number of ways, including the following: (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness and will not be available for other purposes; (ii) the ability of the Company to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited; (iii) the Company's level of indebtedness could limit its flexibility in planning for, or reacting to, changes in its business; (iv) the Company may be more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; and (v) the Company's degree of indebtedness may make it more vulnerable to a downturn in its business or the economy generally.

         For the years ended December 31, 1996, 1997 and 1998, the Company's earnings were insufficient to cover its fixed charges by $3.4 million, $9.1 million and $43.3 million, respectively. There can be no assurance that the Company will be able to improve its earnings before fixed charges or that the Company will be able to meet its debt service obligations. If the Company is unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments, or if the Company otherwise fails to comply with the various covenants in its indebtedness, it would be in default under the terms thereof, which would permit the holders of such indebtedness to accelerate the maturity of such indebtedness and could cause defaults under other indebtedness of the Company. The ability of the Company to meet its obligations will be dependent upon the future performance of the Company, which will be subject to prevailing economic conditions and to financial, business and other factors. See "--Description of Certain Indebtedness."

         The successful implementation of the Company's strategy, including increasing the number of cable television subscribers, obtaining customers for other Broadband Services, expanding or constructing Interactive Broadband Networks in Montgomery, Columbus, Panama City, Charleston, Augusta, and Huntsville, and significant and sustained growth in the Company's cash flow are necessary for the Company to be able to meet its debt service requirements. There can be no assurance that the Company will successfully implement its strategy or that the Company will be able to generate sufficient cash flow from operating activities to meet its debt service obligations and working capital requirements. In the event the implementation of the Company's strategy is delayed or is unsuccessful or the Company does not generate sufficient cash flow to meet its debt service and working capital requirements, the Company may need to seek additional financing. There can be no assurance that any such financing could be obtained on terms that are acceptable to the Company, or at all. In the absence of such financing, the Company could be forced to dispose of assets in order to make up for any shortfall in the payments due on its indebtedness under circumstances that might not be favorable to realizing the highest price for such assets. There can be no assurance that the Company's assets could be sold quickly enough or for sufficient amounts to enable the Company to meet its obligations.

         The Indenture and the Credit Facility impose, operating and financial restrictions on the Company and its subsidiaries. These restrictions will affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, create liens upon assets, apply the proceeds from the disposal of assets, make investments, make dividend payments and other distributions on capital stock and redeem capital stock. In addition, the Credit Facility is requires the Company to maintain certain financial ratios. See "--Description of Certain Indebtedness." There can be no assurance that the Company will be able to maintain such ratios or that such covenants will not adversely affect the Company's ability to finance its future operations or capital needs or to engage in other business activities that may be in the interest of the Company. The limitations in the Indenture are subject to a number of important qualifications and exceptions. In particular, while the Indenture restricts the Company's ability to incur indebtedness by requiring compliance with specified leverage ratios, it permits the Company to incur an unlimited amount of additional indebtedness to finance the acquisition of equipment, inventory or network assets.

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

ABILITY TO MANAGE GROWTH

         The Company's future performance will depend, in part, upon its ability to successfully implement its sales and marketing strategy, evaluate markets, secure financing, construct facilities, acquire rights of way, effect pole attachments and obtain any required government authorizations, all in a timely manner, at reasonable costs and on satisfactory terms and conditions. Rapid growth may place a significant strain on a company's management, administrative, operational and financial resources. The Company's ability to manage its growth successfully will require the Company to further enhance its operational, management, financial and information systems and controls. The Company's success will also depend in part upon its ability to hire and retain qualified sales, marketing, administrative, operating and technical personnel. There can be no assurance that the Company will be able to recruit, train, manage and retain sufficient qualified personnel. In addition, as the Company increases its service offerings and expands its targeted markets, there will be additional demands on customer support, sales and marketing, administrative resources and network infrastructure. The Company's inability to effectively manage its growth could have a significant adverse effect on the Company's business, results of operations and financial condition.

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

SIGNIFICANT CAPITAL REQUIREMENTS

         The Company's business requires substantial investment to finance capital expenditures and related expenses to expand the Interactive Broadband Networks, to fund subscriber equipment, to fund operating deficits in new systems as it builds its customer base and to maintain the quality of its networks. The Company currently expects to spend approximately $90 million during 1999 to expand and/or upgrade the Montgomery, Panama City, Augusta, Charleston and Huntsville networks. In addition, the Company estimates the cost of constructing networks in additional cities and funding initial subscriber equipment at approximately $35 million to $50 million per city. Actual costs may vary significantly from this range and will depend in part on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, other factors affecting construction costs, costs associated with the cable franchise in each city, the number of subscribers, the mix of services purchased, the cost of subscriber equipment paid for or financed by the Company and other factors. Although there can be no assurance, the Company believes that present cash reserves, cash flow from operations and amounts available under the Credit Facility, will provide sufficient funds to expand the Systems as currently planned and fund the expansion into Panama City, Charleston and Augusta into the year 2000. The Company will need additional financing to expand into additional cities, for new business activities or in the event it decides to make additional acquisitions. Sources of additional capital may include cash flow from operations, and public and private equity and debt financings. There can be no assurance that such financing will be available to the Company on acceptable terms or at all. If the Company is not successful in obtaining sufficient funds it may be required to defer or abandon its expansion plans, which could limit the Company's growth and prospects, and reduce some of the economies of scale the Company expects to obtain, including with respect to purchases of equipment, programming and advertising, which could have an adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NEED FOR FAVORABLE FRANCHISES AND FRANCHISE RENEWALS

         In order to construct and operate its Interactive Broadband Networks in a city, the Company must obtain a franchise from the city (along with other regulatory approvals). See "--Legislation and Regulation--Federal Regulation of Cable Services--Franchise Authority." The Company's business is dependent on its ability to obtain and renew its franchises in a timely manner. Each city has some flexibility in determining the terms of a franchise (including franchise fees), and to some extent can impose conditions on such franchise, such as build-out requirements. The Company cannot predict whether it will obtain franchises in new cities on terms that will make construction of a network and provision of Broadband Services (including cable television) economically attractive for the Company. In addition, although the Communications Act limits the ability of franchise authorities to decline to award or renew a franchise and specifies a period within which franchise authorities must act, franchises may be withheld and are subject to non-renewal or termination under certain circumstances. The Company's franchises for Montgomery, Columbus, Panama City, Augusta, Charleston and Huntsville will expire in March 2005, March 2009, July 2007, January 2013, April 2013 and March 2001, respectively.

DEPENDENCE ON INTERCONNECTIONS

         The Company relies on local telephone companies and other companies to provide communications capacity for the Company's local and long distance telephone service. The Company obtains access to BellSouth's telephone network under a nine-state interconnection agreement. The terms of such interconnection agreement have been filed for approval with the Georgia, Alabama, Florida and South Carolina state public utility commissions. Approvals of other state public utility commissions will be required in connection with the Company's provision of telephone service in those states. In addition, the 1996 Telecom Act established certain requirements and standards for interconnection arrangements, and the Company's interconnection agreement with BellSouth is based in part on such requirements. However, these requirements and standards are still being developed and implemented by the FCC and the states. To the extent that the standards as implemented are unfavorable to the Company, the Company's interconnection arrangement with BellSouth could be adversely affected. The Company's ability to offer telephony services at competitive rates depends upon maintaining interconnection and access on economic terms acceptable to the Company. The 1996 Telecom Act creates incentives for RBOCs to permit access to their facilities by denying such carriers the ability to provide long distance services until they have taken the required steps to open the local market to competition. BellSouth is not yet permitted to offer long distance services. There can be no assurance that BellSouth or other local exchange carriers will not be less accommodating to the Company once they are permitted to offer long distance service. The interconnection agreement expires in April 2000 and there can be no assurance that it will be renewed on favorable terms, or at all. See "--Legislation and Regulation--Federal Regulation of Telecommunications Services."

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

THE YEAR 2000 ISSUE

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

         The Year 2000 Plan consists of six phases: (i) awareness, (ii) assessment, (iii) remediation (whether by upgrade or replacement), (iv) testing and validation, (v) implementation and (vi) creation of contingency plans in the event of year 2000 failures. The Company has completed the awareness and assessment phase of its Year 2000 Plan for all the Company's Critical IT Systems and Non-Critical IT Systems. In addition, the Company continues the awareness phase of its Year 2000 Plan regarding its Third Party Systems. As part of the assessment phase, the Company has polled substantially all of the third parties who provide material hardware, software or services to the Company as part of its Critical IT Systems, Non-Critical IT Systems and Third Party Systems regarding each of such third party's Year 2000 compliance plan and state of readiness. The Company has received responses regarding Year 2000 compliance from some of third parties with respect to the Company's Critical IT Systems and Non-Critical IT Systems. A majority of all third parties that responded have assured the Company that their hardware and/or software is or will be Year 2000 compliant. Interstate Telephone Company, Inc. and Valley Telephone Company, however, have informed the Company that they are in the early stages of their year 2000 programs and remain unable to predict with certainty whether or when they will be Year 2000 ready. These companies provide telephony carrier access billing, customer care and billing, and switching services to the Company. The Company is actively seeking responses from the remainder of such third parties and expects to have substantially all of such responses by the middle of the second quarter of 1999. In addition, the Company has completed the assessment phase of the Year 2000 Plan regarding the Company's Non-IT Systems, which the Company believes are not as crucial to the Company's business, financial condition and operations as the other systems.

         The initial actions in the remediation phase are being conducted, and will be conducted, by the third parties who provide software, hardware or services that comprise the Systems. The Company participated in certain upgrades or replacements, and/ or demonstrations of Year 2000 compliance regarding its Critical IT Systems during the fourth quarter of 1998. The Company intends to complete the remainder of required upgrades or replacements and/or demonstrations of Year 2000 compliance regarding its Systems beginning in the during the second quarter of 1999.

         The Company intends to commence testing of the individual software and hardware components and, eventually, end-to-end testing of each of the Systems as the remediation phase nears completion as to each of the Company's Systems. The Company will start the tests with the Critical IT Systems and Third Party Systems and finish with the Non-Critical IT Systems and Non-IT Systems. The Company's Year 2000 Plan provides for completion of all testing regarding the Systems during the fourth quarter of 1999.

         The Company's Year 2000 Plan provides that the implementation phase of the Year 2000 Plan will be conducted during the second, third and fourth quarters of 1999.

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

         In addition, the Company retained an outside consultant to assess the Company's Year 2000 Plan to determine whether, if properly administered, it can result in Year 2000 readiness, and to audit the Company's initial progress through the first two phases. The Company has also engaged consultants to assist in the project coordination and execution of the Year 2000 Plan until its completion. The Company anticipates that the engagement of such consultants will cost at least $300,000.

         Interstate Telephone Company, Inc. and Valley Telephone Company, Inc., each a wholly-owned subsidiary of the Company's majority stockholder, ITC Holding Company, Inc., have informed the Company that they are in the early stages of their year 2000 programs and remain unable to predict with certainty whether or when they will be Year 2000 ready. The Company depends on these companies for its telephony carrier access billing, customer care and billing, and switching services. These companies rely on third party vendors for the telephony customer care and billing, and switching services and use a legacy system for telephony carrier access billing services. These companies rely on third party vendors for the telephony customer care and billing, and switching services and use a legacy system for telephony carrier access billing services. These companies have contacted such third party vendors and have scheduled demonstrations of Year 2000 compliance in the second quarter of 1999. The legacy system used in connection with telephony carrier access billing has completed remediation and is in the process of being tested. The Company is working with both companies to monitor their year 2000 plans and to prepare contingency arrangements, if necessary. Although revenues derived from the Company's telephony services currently comprise an immaterial percentage of the Company's total revenues, the failure to timely remedy any year 2000 problems and/or develop a viable contingency plan could result in the Company's temporary inability to provide telephony services to its customers and have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition, a material Year 2000 problem with any other of the Company's material vendors could interrupt the Company's ability to provide cable, telephone or Internet services to its customers. The Company intends to test, and have each such vendor demonstrate, the Year 2000 readiness of each vendor's hardware, software or services that comprisea part of or affects the Company's Systems. The Company and the Year 2000 Contingency Planning Committee are unable to formulate or implement contingency plans regarding any of the material vendor relationships until such tests and demonstrations are nearer completion and the Company has identified the material risks to the Company, if any.

         The scheduled commencement and completion dates for each of the phases of the Year 2000 Plan are based upon management's good faith estimates and may be updated or revised as additional information becomes available.

         COSTS

         To date, the Company has incurred costs of approximately $100,000 in connection with its Year 2000 Plan. Future costs will include, among others, the continued use of an outside consultant, development and execution of testing Systems, upgrades or replacements of hardware and software, and implementation of viable contingency plans. The Company expenses costs associated with the Year 2000 Plan as they are incurred and anticipates funding the costs of the Year 2000 Plan from cash flows. To date, the Company has not deferred any specific IT project due to the costs of the Year 2000 Plan.

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

DEMAND FOR BUNDLE OF BROADBAND SERVICES IS UNCERTAIN

         The Company's business strategy to provide an integrated bundle of Broadband Services is comparatively untested and subject to certain risks such as future competition, pricing, regulatory uncertainties, operating and technical difficulties. Accordingly, the demand for an integrated bundle of such services, at the prices charged by the Company is uncertain. In addition, some of the Broadband Services being considered by the Company, including high-speed data transmission services for residential customers and interactive energy management services, are not generally available currently. The demand for these new services also is uncertain. The Company's business could be materially adversely affected if demand for an integrated bundle of Broadband Services is materially lower than anticipated.

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

SOURCES OF SUPPLIES

         The Company purchases customer premises equipment and plant materials from outside vendors. Although numerous suppliers market and sell customer premises equipment and plant materials, the Company currently purchases each customer premises component from a single vendor and has one or two suppliers for plant materials. The Company maintains a limited inventory of these components and materials. If one or more suppliers are unable to meet the Company's needs as it continues to build out its network infrastructure, then delays and increased costs in the expansion of the Company's network could result, which would adversely affect operating results.

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

RELATIONSHIPS WITH ITC COMPANIES; POTENTIAL CONFLICTS OF INTERESTS

         The Company has relationships with several ITC Companies. The Company offers special access services, including long distance access services, to small- and medium-sized businesses and other customers in certain of the Company's markets by carrying traffic to ITC DeltaCom's POP. The Company obtains telephone billing and switching services from Interstate Telephone Company, another ITC Company. See "Certain Relationships and Related Transactions." Certain members of the Company's Board of Directors (Campbell B. Lanier, III, William H. Scott, III, Donald W. Burton and Donald W. Weber) are directors, stockholders, and/or officers of ITC Holding, ITC DeltaCom and/or a number of other ITC Companies. ITC Holding and Messrs. Lanier and Scottas significant stockholders of the Company, are in positions involving the possibility of conflicts of interest with respect to certain transactions concerning the Company. When the interests of ITC Holding or other ITC Companies and its affiliates (other than the Company) and the Company diverge, ITC Holding and its affiliates may exercise their influence in their own best interests. Certain decisions concerning the operations or financial structure of the Company may present conflicts of interest between the Company and ITC Holding and/or its affiliates. See "Risk Factors--Control by Principal Stockholders; Conflicts of Interest."

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

CONTROL BY PRINCIPAL STOCKHOLDERS; CONFLICTS OF INTEREST

         As of January 31, 1999, Intercall Inc. (a wholly-owned subsidiary of ITC Holding) owned approximately 85.4% and AT&T Venture Fund II, L.P. and related funds (collectively "AT&T Venture Funds") owned approximately 14.3%, of the outstanding capital stock of the Company. As a result, these stockholders are in a position to control matters requiring approval by the stockholders of the Company, including the election of a majority of the directors and the approval of significant corporate matters, including certain change-of-control transactions. In addition, certain decisions concerning the operations or financial structure of the Company may present conflicts of interest between such shareholders or management and the holders of the Notes. For example, if the Company encounters financial difficulties or is unable to pay its debts as they mature, the interests of such shareholders and management might conflict with those of the holders of the Notes. In addition, such shareholders and management may have an interest in pursuing transactions that, in their respective judgments, could enhance their equity investment, even though such transactions might involve risk to the holders of the Notes.

DIVIDEND POLICY

         The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. See "Market for Registrant's Common Equity and Related Stockholder Matters--Dividends."

EMPLOYEES

         As of February 28, 1999, the Company had 569 full-time employees of which 118 are customer service representatives, 183 are technicians or others performing installation, maintenance and repair on the Company's networks, 128 are involved principally in sales and marketing, 54 are involved in matters relating to construction of the Company's networks and 86 have management or administrative responsibilities.

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

ITEM 2.  PROPERTIES

The Company owns or leases property in the following locations:


                                                           LEASE/
LOCATION                      ADDRESS                       OWN          PRIMARY USE
--------                      -------                      ------        -----------

West Point, GA            1241 O.G. Skinner Drive             Own            Corporate Admin. Offices
West Point, GA            312 West 8th Street                 Lease          Corporate Construction Offices
West Point, GA            206 West 9th Street                 Lease          Network Operations Center
West Point, GA            1201 O.G. Skinner Drive             Lease          Production Studio & Training Facility
Montgomery, AL            3173 Taylor Road                    Lease          Admin. Offices
Montgomery, AL            1450 Ann Street                     Lease          Headend & Technical Offices
Montgomery, AL            2630 Zelda Road                     Lease          Technical Offices
Montgomery, AL            4142-A Carmichael Road              Lease          Sales Offices
Columbus, GA              1701 Boxwood Place                  Lease          Admin. Offices & Headend
Columbus, GA              6440 West Hamilton Park Drive       Lease          Sales Offices
Panama City, FL           13200 P.C.B. Pkwy.                  Lease          Admin. Offices & Headend
Panama City, FL           2325 Frankfort Avenue               Lease          Sales Offices
Panama City, FL           2143 Sherman Avenue                 Lease          Construction Offices
Augusta, GA               3714 Wheeler Road                   Own            Admin. Offices & Headend
Charleston, SC            4506 Dorchester Rd.                 Own            Admin. Offices & Headend
Huntsville, AL            2401 10th St.                       Own            Admin. Offices & Headend
Madison, AL               915 Miller Blvd. Madison            Own            Construction Office

         In addition to these properties, the Company also holds operating leases for Hub sites in each market. The Company's principal physical assets consist of fiber optic and coaxial broadband network and equipment, located either at the equipment site or along the network. The Company's distribution equipment along the network is generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The Company's franchises from the cities in which it operates give the Company rights of way for its network. The physical components of the networks require maintenance and periodic upgrading to keep pace with technological advances. The Company believes that its properties, taken as a whole, are in good operating condition and are suitable for the Company's business operations.

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

         As of February 28, 1999, there were 394 shares of Common Stock outstanding held of record by one stockholder, and 49,852 shares of Preferred Stock outstanding held of record by 13 stockholders.

DIVIDENDS

         The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its capital stock in the foreseeable future. It is the current policy of the Company's Board of Directors to retain earnings to finance the expansion of the Company's operations. Future declaration and payment of dividends, if any, will be determined in light of the then-current conditions, including the Company's earnings, operations, capital requirements, financial condition, and other factors deemed relevant by the Board of Directors. In addition, the Company's ability to pay dividends is limited by the terms of the Indenture governing the Notes and by the terms of the Credit Facility.

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

         In October 1997, the Company issued approximately 21,400 shares of Preferred Stock to qualified investors in the Equity Private Placement for a purchase price of $1,500 per share, for an aggregate amount of approximately $32.2 million. ITC Holding, Century Telephone Enterprises, Inc. ("Century Telephone"), South Atlantic, AT&T Venture Funds and SCANA purchased approximately $10.0 million, $2.5 million, $5.5 million, $5.0 million and $5.0 million of Preferred Stock, respectively, in the Equity Private Placement. ITC Holding subsequently repurchased all shares of the Company's Preferred Stock owned by Century Telephone, South Atlantic and SCANA during 1998.

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

         Pursuant to the Company's 1995 Stock Option Plan, the Company has granted options to purchase Common Stock of the Company to key employees and non-employee directors of the Company and its subsidiaries. As of

December 31, 1998, the Company has issued and outstanding options to purchase 692,168 shares of Common Stock pursuant to the 1995 Stock Option Plan at exercise prices ranging from $8.00 to $11.33 per share.

         In May 1998, the Company issued 394 shares of common stock, at an exercise price of $8 per share, to an employee who exercised options granted under the Company's 1995 stock option plan.

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

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial and operating data for the Company. The selected financial and operating data as of and for the year ended December, 31, 1994, the four months ended April 30, 1995, the eight months ended December 31, 1995 and the years ended December 31, 1996, 1997 and 1998 have been derived from the audited financial statements of Montgomery Cablevision and Entertainment, Inc. (the "Predecessor Company") and the Company. The selected financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this report. The financial and operating data for periods after April 28, 1995 (the date the Company acquired the Predecessor Company, the owner and operator of the Montgomery System), are not comparable to the financial and operating data for prior periods as a result of the amortization of the cost in excess of net assets in connection with the acquisition of the Montgomery System, and the acquisition of the Columbus System on September 29, 1995. See notes 1 and 2 to the Company's Consolidated Financial Statements included elsewhere in this report.


                                             PREDECESSOR COMPANY (A)                       SUCCESSOR COMPANY (A)
                                          --------------------------   ------------------------------------------------------------
                                                                         EIGHT
                                             YEAR        FOUR MONTHS     MONTHS          YEAR            YEAR            YEAR
                                             ENDED          ENDED         ENDED          ENDED           ENDED           ENDED
                                          DECEMBER 31,     APRIL 30,   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                              1994           1995        1995 (B)        1996            1997            1998
                                          ------------   -----------   ------------   ------------    ------------    -------------

STATEMENT OF OPERATIONS DATA:
Revenues ................................ $ 2,111,952     $ 857,161    $ 2,196,998    $ 5,334,183     $ 10,355,068     $ 25,770,427
Operating expenses:
  Cost of Service .......................   1,042,186       409,325      1,029,959      2,513,693        4,758,730       11,854,733
  Selling, Operations, Administrative ...   1,020,088       290,607      1,502,688      3,883,738        7,392,540       25,393,015
  Depreciation and amortization .........     768,496       259,336        745,004      1,640,025        3,715,184       12,367,374
                                          -----------     ---------    -----------    -----------     ------------     ------------
    Total operating expenses ............   2,830,770       959,268      3,277,651      8,037,456       15,866,454       49,615,122
                                          -----------     ---------    -----------    -----------     ------------     ------------
Operating loss ..........................    (718,818)     (102,107)    (1,080,653)    (2,703,273)      (5,511,386)     (23,844,695)
                                          -----------     ---------    -----------    -----------     ------------     ------------
Other income and expenses ...............    (155,417)      (21,878)      (549,169)      (795,478)      (3,580,147)     (18,834,891)
                                          -----------     ---------    -----------    -----------     ------------     ------------
Loss before minority interest
  and income tax benefit ................    (874,235)     (123,985)    (1,629,822)    (3,498,751)      (9,091,533)
                                                                                                                        (42,679,586)
Minority interest .......................          --            --        109,837             --               --
Income tax benefit ......................          --            --        334,451        373,323               --        6,785,691
                                          -----------     ---------    -----------    -----------     ------------     ------------
Cumulative Effect of Change in
  Accounting Principle ..................          --            --             --             --               --
                                                                                                                           (582,541)
Net loss ................................    (874,235)     (123,985)    (1,185,534)    (3,125,428)      (9,091,533)
                                                                                                                        (36,476,436)
Preferred stock dividends ...............    (591,175)     (230,407)            --             --               --               --
                                          -----------     ---------    -----------    -----------     ------------     ------------
Net loss after preferred stock
  dividends ............................. $(1,465,410)    $(354,392)   $(1,185,534)   $(3,125,428)    $ (9,091,533)    $(36,476,436)
                                          ===========     =========    ===========    ===========     ============     ============
PER SHARE DATA:
Net loss per share (c) ..................                              $      1.05    $      1.53(c)  $       2.10     $       4.87
Weighted average common share
  equivalents outstanding ...............                                1,128,000      2,043,900(c)     4,325,250        7,488,450

OTHER FINANCIAL DATA:
Capital expenditures .................... $   717,325     $  42,504    $ 1,291,080    $14,416,135     $ 39,625,408     $111,272,219
Net cash provided by (used in)
  operating activities ..................      82,590       144,076       (742,928)    (1,998,007)      (1,266,688)      18,868,797
Net cash used in investing
  activities ............................    (717,325)      (42,504)    (1,744,816)   (14,441,268)    (267,983,480)     (18,646,551)
Net cash provided by (used in)
  financing activities ..................     596,947      (104,889)     2,771,619     16,221,873      272,778,281       (1,507,319)
EBITDA (d) ..............................     124,836       157,229       (207,068)    (1,123,248)      (1,925,235)     (11,275,227)
Ratio of earnings to fixed
  charges (e) ...........................          --            --             --             --               --               --

OTHER OPERATING DATA:
Cable subscribers .......................                                   14,219         18,169           37,716           77,744
Average monthly cable revenue
  per subscriber ........................                              $     25.47    $     26.71     $      29.20     $      36.14
Homes passed ............................                                                                  124,773          232,202
Cable penetration level (f)..............                                                                    30.2%            33.5%


                                            PREDECESSOR
                                            COMPANY (A)                           SUCCESSOR COMPANY (A)
                                           ------------      ---------------------------------------------------------------------
                                           DECEMBER 31,      DECEMBER 31,       DECEMBER 31,      DECEMBER 31,        DECEMBER 31,
                                               1994              1995               1996             1997                 1998
                                           ------------      ------------       ------------      ------------        ------------

BALANCE SHEET DATA:
Working capital ........................   $(3,559,715)      $  3,498,482       $ (3,201,202)    $ 226,830,160       $  52,705,437
Property and equipment, net ............     4,833,142          6,976,268         21,477,209        62,567,736         195,496,617
Total assets ...........................     4,987,354         19,346,317         29,941,745       316,198,100         332,550,650
Total liabilities ......................     4,734,947         12,992,682         15,743,318       262,073,186         315,075,364
Minority interest ......................            --             84,479                 --                --                  --
Accumulated deficit ....................    (6,056,198)        (1,185,534)        (4,310,962)      (13,402,495)        (49,878,931)
Total stockholders' equity .............       252,407          6,269,156         14,198,427        51,637,954          14,988,326

---------------------

(a) "Successor Company" refers to the Company and its subsidiaries. The Company, initially capitalized as a limited liability company in March 1995, was established for the purpose of acquiring the Predecessor Company. The acquisition of Montgomery Cablevision (the "Montgomery Acquisition"), which was accounted for as a purchase, was consummated on April 28, 1995, and the Company acquired the remaining minority interest in the Predecessor Company in January 1996. See note 1 to the Company's Consolidated Financial Statements included elsewhere in this report.
(b) Includes the operations of the Columbus System from September 29, 1995. The acquisition of the Columbus System was accounted for as a purchase.
(c) Net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares from convertible preferred stock (using the if converted method). As the Company has 394 shares of common stock outstanding, the preferred stock is assumed to be converted for purposes of this calculation. The Predecessor Company net losses per share are not shown, as they are not comparable with the Successor Company's. All options and warrants have been excluded from the calculation of net loss per share as they are anti-dilutive.
(d) EBITDA represents earnings before preferred stock dividends, interest expense, interest income, income taxes, depreciation and amortization. EBITDA is provided because it is a measure commonly used in the industry. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flow as a measure of liquidity. EBITDA is not necessarily comparable with similarly titled measures for other companies.
(e) Earnings consist of income before minority interest, preferred stock dividends, income taxes, plus fixed charges. Fixed charges consist of interest charges and amortization of debt issuance costs and the portion of rent expense under operating leases representing interest (estimated to be 1/3 of such expense). Earnings were insufficient to cover fixed charges for the year December 31, 1994, the four months ended April 30, 1995, the eight months ended December 31, 1995 and the years ended December 31, 1996, 1997, and 1998 by $874,235, $123,985,
         $1,629,822, $3,498,751, $9,091,533, and $43,262,127, respectively.
(f) Determined by dividing the number of subscribers by the number of homes passed. Because the Company does not begin to market its services in an area until its network has been expanded and the Company typically needs 60 to 90 days once marketing has commenced to build its subscriber base, the Company's penetration rate is adversely affected during rapid expansion of the networks.

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

         The following is a discussion of the consolidated financial condition and results of operations of the Company for the three years ended December 31, 1998 and certain factors that are expected to affect the Company's prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-K.

GENERAL

         KNOLOGY offers residential and business customers Broadband Services, including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services ("BCS"). The Company provides these Broadband Services using high capacity hybrid fiber-coaxial networks that are two-way interactive ("Interactive Broadband Networks"). The Company owns, operates and manages Interactive Broadband Networks in five metropolitan areas (collectively the "Systems"):
Montgomery, Alabama; Columbus and Augusta Georgia; Panama City; Florida, and Charleston, South Carolina and plans to expand to additional mid-sized cities in the southeastern United States. In addition, KNOLOGY provides analog cable television services in Huntsville, Alabama and plans to upgrade the Huntsville network to an Interactive Broadband Network during 1999, which will allow the Company to offer additional Broadband Services in the Huntsville market.

         KNOLOGY has been providing cable television service since 1995 and commenced providing telephone and high-speed Internet access services in 1997. BCS services were initially offered by the Company in 1998. The Company believes its ability to provide numerous services over the same network facilities and to bundle the services at an attractive price, coupled with its emphasis on customer service, provides it with a competitive advantage.

         KNOLOGY commenced providing cable television service by acquiring cable television systems in Montgomery, Alabama and Columbus, Georgia in 1995 and by using those systems as a base for constructing new Interactive Broadband Networks. Since acquiring the Montgomery and Columbus systems, the Company has upgraded the acquired networks to allow the Company to offer additional Broadband Services.

         The Company acquired a cable television system in Panama City Beach, Florida in December 1997. Since the acquisition, the Company has begun upgrading the Beach Cable system and extending the network into Panama City.

         In early 1998, the Company began expansion into Augusta, Georgia and Charleston, South Carolina by obtaining new franchise agreements with the local governments and by constructing new Interactive Broadband Networks.

         In June 1998, the Company acquired TTE Inc., a non-facilities based reseller of local, long distance and operator services to small and medium-sized business customers throughout South Carolina. As the Company expands its network in the Charleston area, it plans to convert TTE Inc.'s customers to the Company's Interactive Broadband Network.

         On October 30, 1998, the Company acquired the Cable Alabama cable television system which serves the Huntsville, Alabama area. The Company plans to upgrade the existing Cable Alabama plant into an Interactive Broadband Network.

         Substantially all of the Company's revenues through December 31, 1998 come from its cable television operations. The Company began to offer Internet access and telephone services during the third quarter of 1997. Operating revenues include charges earned for providing cable television, local and long distance telephone and Internet access services, as well as miscellaneous revenues resulting principally from converter rentals, installation fees, franchise fees and late payment charges. Cable television revenues consist of fixed monthly fees for basic and premium cable television services, as well as fees from pay-per-view movies and events, such as boxing matches and concerts, which involve a charge for each viewing. Revenues from the Company's telephone services consist primarily of fixed monthly fees for local service and enhanced services such as call waiting and voice mail, and usage fees for long distance service. Revenues from Internet access services consist primarily of fixed monthly fees for service and rental of cable modems.

         The Company's operating expenses through December 31, 1998 consisted of cost of services to provide cable television, telephone and Internet access services, general and administrative expenses, depreciation and amortization expense, field and technical expenses, customer service expenses and sales and marketing costs. Cable television cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Cost of services related to the Company's Internet access and telephone services include primarily costs of Internet transport and telephone switching, interconnect and transport charges payable to local and long distance carriers. General and administrative expenses consist of corporate and subsidiary general management and administrative costs. Depreciation and amortization include depreciation of the Company's Interactive Broadband Networks and equipment, and amortization of cost in excess of net assets and other intangible assets related to acquisitions. Field and technical expenses include payroll and departmental costs incurred for network design, maintenance monitoring. Customer service expenses include payroll and departmental costs incurred for customer service representatives and management. Sales and marketing costs include the cost of sales and marketing personnel and advertising and promotional expenses.

         The Company has been expanding its networks and adding corporate staffing necessary to grow the business into new markets. Accordingly, the Company's operating expenses and capital expenditures have increased significantly and are expected to continue to increase as the Company continues to expand the existing Systems and into new markets.

         The Company has incurred net losses in each quarter since its inception, and as of December 31, 1998, the Company had an accumulated deficit of $49.9 million. The Company anticipates that it will continue to incur net losses during the next several years as it continues to expand its operations as a result of substantially increased depreciation and amortization from the construction of new networks and operating expenses incurred as it builds its customer base. There can be no assurance that growth in the Company's revenue or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow. See "Business--Risk Factors--History of Losses; Expectation of Future Losses and Negative Cash Flows from Operations."

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

         REVENUES. Total revenues for the year ended December 31, 1998 increased 149% to $25.8 million, compared to $10.4 million for the year ended December 31, 1997. The increased revenues resulted primarily from:

- added subscribers in 1998 due to the extension of the Company's Broadband networks in the Montgomery, Columbus, and Panama City markets,

- the offering of services in the Augusta and Charleston markets at the end of the third quarter of 1998 and

- the acquisition of the Beach Cable, TTE and Cable Alabama systems in December 1997, June 1998 and October 1998, respectively (see Note 9 to the Company's consolidated financial statements filed as part of this Form 10-K).

         EXPENSES. The Company's operating expenses for the year ended December 31, 1998, excluding depreciation and amortization, increased 205% to $37.2 million, compared to $12.2 million for the year ended December 31, 1997. Cost of services were $11.9 million in 1998 compared to $4.8 million in 1997. Selling, operating, and administrative expenses were $25.4 million and $7.4 million, respectively, for such periods. The increases in the Company's cost of services and selling, operating, and administrative expenses is consistent with the growth in revenues due to the expansion of the Company's operations and the increase in the number of employees in connection with such expansion and growth into new markets.

         Depreciation and amortization for the year ended December 31, 1998 increased to $12.4 million, compared to $3.7 million for the year ended December 31, 1997 due to a significant increase in property, plant, equipment and intangible assets resulting from the expansion of the Company's networks, the acquisition of the Beach Cable, TTE and Cable Alabama systems and the purchase of buildings, computers and office equipment at the corporate and subsidiary locations.

         Interest expense for the year ended December 31, 1998 increased to $28.7 million, compared to $6.2 million for the year ended December 31, 1997. The increase in interest expense reflects the accrual of a full year of the interest expense attributable to the Senior Discount Notes issued in October 1997.

         INTEREST INCOME. Interest income for the year ended December 31, 1998 increased to $9.6 million, compared to $2.8 million for the year ended December 31, 1997 and reflects primarily interest income from the investment of certain proceeds received from the issuance of the Senior Discount Notes in October 1997.

         INCOME TAX BENEFIT. The Company recorded an income tax benefit of $6.8 million the utilization of the Company's tax loss by the Company's parent company, ITC Holding Company, Inc. (See Note 6 to the Company's consolidated financial statements filed as part of this Form 10-K).

         CHANGE IN ACCOUNTING PRINCIPLE. The Company recorded a cumulative effect of a change in accounting principle of $583,000 representing the write-off of pre-operating and organizational costs that were previously capitalized (See Note 2 to the Company's consolidated financial statements filed as part of this Form 10-K).

         NET LOSS. The Company incurred a net loss for the year ended December 31, 1998 of $36.5 million compared to a net loss of $9.1 million for the year ended December 31, 1997. The Company expects its net losses to continue to increase as the Company continues to expand its business. See "Business--Risk Factors--History of Losses; Expectation of Future Losses and Negative Cash Flows from Operations."

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

         REVENUES. Total revenues for the year ended December 31, 1997 increased 94% to $10.4 million, compared to $5.3 million for the year ended December 31, 1996. The increased revenues resulted primarily from additional subscribers in 1997 as the Company extended its Broadband networks in the Montgomery and Columbus markets. During 1997, the Montgomery and Columbus networks were extended to pass approximately 56,000 additional homes. The additional homes reached by the extension of the Montgomery and Columbus networks combined with the Company's marketing and sales efforts resulted in approximately 15,270 new subscribers being added to the Company's customer base during 1997.

         EXPENSES. The Company's operating expenses for the year ended December 31, 1997, excluding depreciation and amortization, increased 90% to $12.2 million, compared to $6.4 million for the year ended December 31, 1996. Cost of services were $4.8 million in 1997 compared to $2.5 million in 1996. Selling, operations and administrative expenses were $7.4 million and $3.9 million in 1997 and 1996, respectively. The increases in the Company's cost of services and selling, operations and administrative expenses reflect the Company's expansion of the Interactive Broadband Networks in the Montgomery and Columbus markets and the significant increase in the number of employees in connection with such expansion and the planned growth of the business into new markets in the southeastern region of the United States.

         Depreciation and amortization for the year ended December 31, 1997 increased to $3.7 million, compared to $1.6 million for the year ended December 31, 1996 reflecting a significant increase in capital expenditures during 1997 to expand the Montgomery and Columbus networks.

         Interest expense for the year ended December 31, 1997 increased to $6.2 million, compared to $1.1 million for the year ended December 31, 1996. The increased expense reflects the accrual of interest expense attributable to the Senior Discount Notes issued in October 1997.

         INTEREST INCOME. Interest income for the year ended December 31, 1997 increased to $2.8 million, compared to $46,000 for the year ended December 31, 1996 and reflects primarily the interest income from the investment of certain proceeds received from the sale of the Senior Discount Notes in October 1997.

         NET LOSS. The Company incurred a net loss for the year ended December 31, 1997 of $9.1 million compared to a net loss of $3.1 million for the year ended December 31, 1996. The Company expects its net losses to continue to increase as the Company continues to expand its business. See "Business--Risk Factors--History of Losses; Expectation of Future Losses and Negative Cash Flows from Operations."

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, the Company had working capital of $52.7 million, compared to $226.8 million as of December 31, 1997.

         The Company has required significant capital for investing activities in the development of its business. For the years ended December 31, 1998 and 1997, the Company invested approximately $18.6 million and $268.0 million, respectively in investing activities. The Company's investing activities for the year ended December 31, 1998 primarily consisted of $111.3 million of capital expenditures (including inventory), $67.7 million related to the acquisition of TTE and Cable Alabama, an $825,000 investment in ClearSource, Inc. (See Note 2 to the Company's consolidated financial statements filed as part of this Form 10-K) and net proceeds for purchases and sales of investments of $161.6 million. Investing activities for the year ended December 31, 1997 primarily consisted of $228.0 million investment of proceeds from the Offering and $39.7 million of capital expenditures (including inventory). Management reviews inventory for obsolescence on a periodic basis in connection with physical and cycle count inventory procedures.

         The Company's net cash provided by operating activities was $18.9 million in 1998 compared to net cash used of $1.3 million in 1997. The net cash provided by operations in 1998 was primarily due to an increase in accrued liabilities of $38.4 million which was offset by an increase in accounts receivable of $10.3 million.

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

         On December 22, 1998, the Company entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp., which may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At the Company's option, interest will accrue based on either the Alternate Base Rate plus applicable margin or the LIBOR rate plus applicable margin of the Company and its current and future subsidiaries. The credit facility includes a number of covenants including, among others, covenants limiting the ability of the Company and its subsidiaries and their present and future subsidiaries to incur debt, create liens, pay dividends, make distributions or stock repurchases, make certain investments, engage in transactions with affiliates, sell assets, and engage in certain mergers and acquisitions. The credit facility also will include covenants requiring compliance with certain operating and financial ratios on a consolidated basis. The Credit Facility allows the Company to borrow up to five times certain individual subsidiary's "consolidated adjusted cash flow" as defined in the credit facility agreement. To date, no funds have been drawn against the credit facility.

         The Company's financing prior to the Offering and the Equity Private Placement was provided primarily by private sales of equity securities aggregating $29.2 million and loans aggregating $24.0 million, including approximately $11.0 million in borrowings from SCANA and promissory notes aggregating $11.0 million due in 2000 used for the purchase of the Montgomery and Columbus Systems. A portion of the proceeds from the Offering and the Equity Private Placement were used to repay the borrowings from SCANA and the promissory notes for the purchase of the Montgomery and Columbus Systems.

         The Company's business requires substantial investment to finance capital expenditures and related expenses to expand and/or upgrade the Interactive Broadband Networks, to fund subscriber equipment, to fund operating deficits in new systems until it builds its customer base and to maintain the quality of its networks. The Company currently expects to spend at least $90.0 million during 1999 to expand and/or upgrade the Montgomery, Columbus, Panama City, Augusta, Charleston and Huntsville networks. The Company may seek to raise approximately $8.0 million during 1999 in a private equity offering to fund the Huntsville upgrade. In addition, the Company estimates the cost of constructing networks in additional cities and funding initial subscriber equipment at approximately $35 million to $50 million per city. Actual costs may vary significantly from this range and will depend in part on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, other factors affecting construction costs, costs associated with the cable franchise in each city, the number of subscribers, the mix of services purchased, the cost of subscriber equipment paid for or financed by the Company and other factors. The Company expects to enter into purchase agreements through 1999 in the ordinary course of business for programming services and construction related services to expand its service offerings and to expand and upgrade the Systems. Although there can be no assurance, the Company believes that present cash reserves, cash flow from operations and amounts available under the Credit Facility, will provide sufficient funds to expand the Systems as currently planned into the year 2000. The Company will need additional financing to expand into additional cities for new business activities or in the event it decides to make additional acquisitions. See "Business--Risk Factors--Significant Capital Requirements."

THE YEAR 2000 ISSUE

         The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field. See - "Risk Factors - The Year 2000 Issue."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no material market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Item 8 is incorporated by reference to pages F-1 through F-22 and S-1 through S-2 herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are listed below. Directors of the Company are elected at the annual meeting of stockholders. Executive officers of the Company are appointed at the first meeting of the Board of Directors after each annual meeting of stockholders. Directors and executive officers of the Company are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. The ages of the persons set forth below are as of December 31, 1998.


         NAME                         AGE           POSITION(S) WITH COMPANY
         ----                         ---           ------------------------

William E. Morrow..............       36       Chief Executive Officer and Director
Rodger L. Johnson..............       50       President, Chief Operating Officer
Marcus R. Luke, Ph.D...........       43       Chief Technology Officer
Felix L. Boccucci, Jr..........       41       Chief Financial Officer and
                                               Vice President of Business Development
James T. Markle................       39       Vice President of Network Operations
Bret T. McCants................       39       Vice President of Network Construction
                                               and Maintenance


Peggy B. Warner................       47       Vice President of Marketing and Carrier Sales
Ancel A. Hamilton, Jr..........       49       Vice President of Strategic Planning
Chad S. Wachter................       32       Vice President, General Counsel and Secretary
Campbell B. Lanier, III (1)....       48       Chairman of the Board of Directors
Richard Bodman.................       60       Director
Donald W. Weber (2)............       62       Director
Donald W. Burton(2)............       54       Director
L. Charles Hilton, Jr (1)......       67       Director
William H. Scott, III (2)......       51       Director
Alan A.  Burgess (1)...........       63       Director

----------------------

(1)      Member of the Audit Committee.
(2)      Member of the Compensation and Stock Option Committee.

         WILLIAM E. MORROW has been Chief Executive Officer and Director of the Company since February 1997. Mr. Morrow serves as a Director of ClearSource Inc. Prior to joining the Company, from August 1996 to February 1997, Mr. Morrow served as Senior Vice President and General Manager of Network Alliances for UtiliCom Networks. Prior to that time, Mr. Morrow served in various capacities at Central and South West Corp. from March 1985 to August 1996, including Marketing, Area Management, Governmental/Regulatory Lobbyist, Ventures/Business Development and Founder and Managing Director of CSW Communications ("CSW") from December 1993 to August 1996. While at CSW Communications, Mr. Morrow oversaw the company's energy management services over a 750 MHz two-way broadband network, the construction, maintenance, operation and marketing of long-haul fiber capacity, and the design, construction, operation and marketing of competitive access services.

         RODGER L. JOHNSON was named as the Company's President and Chief Operating Officer effective April 1999. Prior to joining the Company, Mr. Johnson had served as President and Chief Executive Officer, as well as a Director, of Communications Central Inc.("CCI"), a provider of coin-operated and inmate telephones, since November 1995. Prior to joining CCI, Mr. Johnson served as the President and Chief Executive Officer of JKC Holdings, Inc., a consulting company providing advice to the information processing industry. In that capacity, Mr. Johnson also served as the Chief Operating Officer of Infomed Systems, Inc., a publicly-held medical software manufacturer. Mr. Johnson will retain his positions and continue to serve both JKC Holdings, Inc. and Infomed Systems, Inc. in a more limited management capacity for the immediately foreseeable future. Before founding JKC Holdings, Inc., Mr. Johnson served for approximately eight years as the President and Chief Operating Officer and as the President and Chief Executive Officer of Brock Control Systems, Inc., a publicly-held sales and marketing software provider.

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

         FELIX L. BOCCUCCI, JR. is currently serving as Chief Financial Officer and has served as the Vice President of Business Development of the Company since August 1997 and served as Chief Financial Officer, Treasurer and Secretary of the Company from November 1995 through August 1997. In addition, he currently serves as Chief Financial Officer for Interstate and Valley Telephone Companies. From October 1994 until December 1995, Mr. Boccucci served as Vice President Finance Broadband of ITC Holding. Prior to such time, Mr. Boccucci worked for GTE Corporation ("GTE"), a telecommunications company, which merged with Contel Corporation ("Contel") in March 1991. From May 1993 to October 1994, he served as a Senior Financial Analyst for GTE. From 1991 to 1993, Mr. Boccucci served as Financial Director for GTE's Central Area Telephone Operations. From 1987 to 1991, he was the controller in charge of Contel's Eastern Region Telephone Operations comprising 13 companies in twelve states.

         BRET T. MCCANTS has served as Vice President of Network Services since April 1997. Prior to joining the Company, Mr. McCants was a co-founder of CSW Communications and from January 1996 to April 1997 served as Director of Operations and from 1994 to 1996 participated in the development and managed the deployment of interactive energy management equipment to homes in Laredo, Texas. Prior to joining CSW Communications, he served in various capacities with Central Power and Light Company including as Corporate Manager of Commercial and Small Industrial Marketing from 1992 to 1994 and as Business Manager from 1990 to 1992. From 1982 to 1990, Mr. McCants also held several positions in the Sales, Marketing and Engineering departments at Central Power and Light Company.

         ANCEL A. HAMILTON, JR. has been Vice President Strategic Planning since October 1998 and served as Vice President of Operations from October 1997 through October 1998. Prior to joining the Company, from June 1994 to October 1997, Mr. Hamilton served as Vice President--Operations for InterCall where he managed call center and network operations. Prior to joining InterCall, Mr. Hamilton served as General Manager--Information Services for SCANA Corporation from June 1991 to June 1994, where he managed all facets of the information systems function including computer operations, programming and customer support. From 1983 until 1991, Mr. Hamilton served in numerous marketing and sales positions with International Business Machines Corporation, primarily in the electric utility and government arenas.

         JAMES T. MARKLE joined the Company in March 1999 as Vice President of Network Operations. Prior to joining the Company, Mr. Markle was employed by Mindspring Enterprises where he served as the Executive Vice President of Network Operations from March 1998 and as Vice President of Network Operations since April 1995. Prior to joining Mindspring, Mr. Markle served as the Director of Technical Support for Concert Communications Co., a telecommunications company, from April 1994 until April 1995. From August 1990 to April 1994, Mr. Markle served as Senior Manager of Network Operations for MCI Communications, a telecommunications company. Mr. Markle served in various operation positions at SouthernNet/Telecom*USA, including Director of Operations for a multistate region, from July 1985 until July 1990.

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

         CHAD S. WACHTER has served as General Counsel and Secretary of KNOLOGY since August 1998. From April 1997 to August 1998, Mr. Wachter served as Assistant General Counsel of Powertel, Inc., an affiliate of ITC that operates cellular and PCS businesses. From May 1990 until April 1997, Mr. Wachter was an associate and then as a partner with Capell, Howard, Knabe & Cobbs, P.A. in Montgomery, Alabama.

         CAMPBELL B. LANIER, III has been a Director of the Company since November 1995 and was elected Chairman of the Board in June 1998. Mr. Lanier serves as Chairman of the Board and Chief Executive Officer of ITC Holding and served as a director of the corporate predecessor of ITC Holding from its inception in May 1985. He is Chairman of the Board and a director of ITC DeltaCom, a director of MindSpring, National Vision Associates, Ltd. (a full service optical retailer), K&G Men's Centers, Inc., Vice Chairman of the Board of AvData and Chairman of the Board of Powertel, Inc. He served as Chairman of the Board of AvData from June 1988 to September 1990. Mr. Lanier has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership since 1997.

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

         DONALD W. WEBER has been a Director of the Company since August 1998. Mr. Weber also is a director of ITC Holding, Powertel and HeadHunter.Net. He is also a director of Healthdyne Information Enterprise and Pegasus Communications Corporation, both of which are public companies. From 1981 until his retirement in October 1991, Mr. Weber held various executive positions, including President and Chief Executive Officer, at Contel Corporation ("Contel"), a telecommunications company which merged with GTE Corporation in March 1991. Mr. Weber was a director of Contel from 1985 until 1991 and was a director or Contel Cellular, Inc., a cellular telephone company, from 1981 until 1991.

         DONALD W. BURTON has been a Director of the Company since January 1996. Since January 1981, he has served as Managing General Partner of South Atlantic Venture Fund I, II and III, Limited Partnerships and Chairman of South Atlantic Private Equity Fund IV, Limited Partnership. Mr. Burton has been the general partner of The Burton Partnership, Limited Partnership since January 1979. Since January 1981, he has served as President of South Atlantic Capital Corporation. Mr. Burton also serves on the Board of Directors of ITC Holding, ITC DeltaCom, Powertel, Inc., AvData Systems, Inc. ("AvData") (a company providing data communications networks), K&G Men's Centers, Inc. (a discount retailer of men's clothing), the Heritage Group of Mutual Funds and several private companies. Mr. Burton also serves as a director of the National Venture Capital Association.

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

         WILLIAM H. SCOTT, III has been a Director of the Company since November 1995. Mr. Scott has served as President of the corporate predecessor of ITC Holding since December 1991 and has been a director of the corporate predecessor of ITC Holding since May 1989. Mr. Scott is a director of several ITC Companies, including ITC Holding, PowerTel, Inc., AvData, ITC DeltaCom, and MindSpring. From 1989 to 1991, he served as Executive Vice President of the corporate predecessor of ITC Holding. From 1985 to 1989, Mr. Scott was an officer and director of Async Corporation. Between 1984 and 1988, Mr. Scott held several offices with SouthernNet, including Chief Operating Officer, Chief Financial Officer, and Vice President--Administration. He was a director of SouthernNet from 1984 to 1987.

         ALAN A. BURGESS was appointed a director of the Company in January 1999. From 1967 until his retirement in 1997 Mr. Burgess was a partner with Andersen Consulting. Over his thirty-year career he held a number of positions as Managing Partner, including Managing Partner of Regulated Industries from 1974 to 1989. In 1989 he assumed the role of Managing Partner of the Communications Industry Group. In addition, he served on Andersen Consulting's Global Management council and was a member of the Partner Income Committee. Mr. Burgess is also the Chief Financial Officer of Seventh Wave Technologies, Inc.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board currently has two committees, the Audit Committee and the Compensation and Stock Option Committee.

         The Audit Committee, among other things, recommends the firm to be appointed as independent accountants to audit the Company's financial statements, discusses the scope and results of the audit with the independent accountants, reviews with management and the independent accounts the Company's interim and year-end operating results, considers the adequacy of the internal accounting controls and audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants. The current members of the Audit Committee are Messrs. Hilton, Burgess and Lanier.

         The Compensation and Stock Option Committee reviews and recommends the compensation arrangements for management of the Company and administers the Company's stock option plans. The current members of the Compensation and Stock Option Committee are Messrs. Scott, Weber, and Burton.

DIRECTOR COMPENSATION

         Directors of the Company receive no directors' fees. Directors are reimbursed for their reasonable out-of-pocket travel expenditures incurred. Directors of the Company are also eligible to receive grants of stock options under the Company's Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of the Compensation and Stock Option Committee are Messrs. Scott, Burton and Weber.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the cash and non-cash compensation paid or accrued during the periods indicated to the Chief Executive Officer and the other most highly compensated officers of the Company for the fiscal year ended December 31, 1998 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                                  LONG TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                                             ANNUAL              ------------
                                                          COMPENSATION            SECURITIES
                                                  ---------------------------     UNDERLYING     ALL OTHER
                                        YEAR(1)     SALARY            BONUS       OPTIONS(2)   COMPENSATION(3)
                                        -------   ---------          --------    ------------- --------------

William E. Morrow                        1998     $ 134,539          $ 76,800       105,000      $  8,014
     President and Chief Executive       1997     $ 102,462(5)       $ 22,602        45,000      $ 24,526
       Officer(4)
James K. McCormick                       1998     $ 110,962          $  4,800        37,500      $ 35,819
     Chief Financial Officer(11)         1997     $  30,770(6)       $ 17,609        15,000      $ 33,700
Felix L. Boccucci, Jr.                   1998     $  98,250          $ 33,385         7,500      $     --
     Vice President of Business          1997     $  92,430          $  9,473            --      $ 36,159(8)
       Development(7)                    1996     $  84,015          $ 46,102       16516.5      $ 68,464(9)
Bret T. McCants                          1998     $ 101,494          $ 29,926        30,000      $  5,041
     Vice President of Network           1997     $  58,847(10)      $ 21,177        10,500      $ 35,535
       Construction and Maintenance
Marcus R. Luke                           1998     $  97,307          $ 31,275        22,500      $  4,800
     Chief Technology Officer            1997     $  90,292          $  6,102            --      $  5,111
                                         1996     $  72,547          $  7,102         6,405      $  5,076


---------------

(1) Most of the Named Executive Officers were initially employed by the Company during 1997 or are in a different position with the Company than the position held by such Named Executive Officer in 1996.
(2)      All options are exercisable for shares of Common Stock of the Company.
(3) Includes car allowances, relocation expenses and premiums on life insurance.
(4) Mr. Morrow has served as President and Chief Executive Officer of the Company since the resignation of Mr. Walker in February 1997.
(5) Reflects amounts paid to Mr. Morrow based on an annual salary rate of approximately $120,000.
(6) Reflects amounts paid to Mr. McCormick based on an annual salary rate of approximately $100,000.
(7) Mr. Boccucci served as Chief Financial Officer, Treasurer and Secretary of the Company from November 1995 through August 1997.
(8) Includes grants of ITC Holding capital stock valued at $30,789 at the time of grant.
(9) Includes grants of ITC Holding capital stock valued at $63,448 at the time of grant.
(10) Reflects amounts paid to Mr. McCants based on an annual salary rate of approximately $90,000.
(11)     Mr. McCormick resigned his position with the Company in February 1999.

INCENTIVE COMPENSATION PLAN

         1995 Stock Option Plan. The Company's 1995 Stock Option Plan (the "Stock Option Plan") provides for the grant of options that are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), as well as the grant of non-qualifying options to key employees (including key employees who are officers and directors of the Company) and non-employee directors of the Company and its subsidiaries. The Stock Option Plan, as amended in February 1998, authorizes the issuance of up to 700,000 shares of Common Stock pursuant to options granted under the Stock Option Plan (subject to anti-dilution adjustments in the event of a stock split, recapitalization or similar transaction). The maximum number of shares subject to options that may be awarded under the Stock Option Plan to any person is 450,000 shares. The

Compensation and Stock Option Committee of the Board of Directors will administer the Stock Option Plan and will grant options to purchase Common Stock.

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

         At December 31, 1998, options to purchase 675,715 shares of Common Stock were outstanding pursuant to the Stock Option Plan.

OPTION GRANTS

         The following table sets forth information with respect to grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 1998. No stock appreciation rights have been granted.


                           OPTION GRANTS DURING 1998



                                                  INDIVIDUAL GRANTS(1)
                             --------------------------------------------------------------

                                          PERCENT OF
                                            TOTAL
                             NUMBER OF      OPTIONS
                             SECURITIES    GRANTED TO                                            POTENTIAL REALIZED VALUE AT
                             UNDERLYING    EMPLOYEES                                            ASSUMED ANNUAL RATES OF STOCK
                              OPTIONS      IN FISCAL   EXERCISE                  EXPIRATION           PRICE APPRECIATION
NAME                          GRANTED       YEAR(2)      PRICE     GRANT DATE      DATE               FOR OPTION TERM(3)
----                         ----------   -----------  --------    ----------    ----------     -----------------------------
                                                                                                    5%             10%
                                                                                                    --             ---
William E. Morrow             105,000       18.6%        $ 10      February 4,   February 4,        $ 660,450      $ 1,673,700
    President and Chief                                            1998          2008
    Executive Officer
James K. McCormick             37,500        5.8%        $ 10      February 4,   February 4,        $ 237,875      $   562,500
    Chief Financial Officer                                        1998          2008
                                                                                 (Now cancelled)
Felix L. Boccucci, Jr.          7,500        1.3%        $ 10      February 4,   February 4,        $  47,175      $   119,550
    Vice President of                                              1998          2008
    Business
    Development(4)
Bret T. McCants                30,000        5.3%        $ 10      February 4,   February 4,        $ 188,700      $   478,200
    Vice President of                                              1998          2008
    Network Construction
    and Maintenance
Marcus R. Luke                 22,500        4.0%        $ 10      February 4,   February 4,        $ 141,525      $   358,650
    Chief Technology                                               1998          2008
    Officer





---------------
(1) All options are exercisable for shares of Common Stock and are granted under the Stock Option Plan. Such options generally vest over five years unless such person's employment with the Company is terminated, in which case options that have not vested at that time will terminate.
(2)      Based on 565,374 options granted in fiscal 1998.
(3) These amounts are based on compounded annual rates of stock price appreciation of five and ten percent over the 10-year term of the options, are mandated by rules of the Securities and Exchange Commission and are not indicative of expected stock price performance. Actual gains, if any, on stock option exercises are dependent on future performance of the Common Stock, overall market conditions, as well as the option holders' continued employment throughout the vesting period. The amounts reflected in this table may not necessarily be achieved or may be exceeded.
(4) Mr. Boccucci served as Chief Financial Officer, Treasurer and Secretary of the Company from November 1995 through August 1997.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         None of the Named Executive Officers exercised stock options during the fiscal year ended December 31, 1998. Since the Company's Common Stock is not traded, the Company has no presently available estimates of the market value of such shares at December 31, 1998. No stock appreciation rights have been granted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information at February 28, 1999, regarding beneficial ownership of the capital stock of the Company by (i) each person known by the Company to beneficially own more than 5% of the outstanding capital stock of the Company, (ii) each director of the Company,
(iii) each executive officer of the Company and (iv) all directors and executive officers as a group. The information as to beneficial ownership has been furnished by the respective stockholders, directors and executive officers of the Company, and, unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.



                                                                                                PERCENT OF
                                                                   AMOUNT AND                 TOTAL SHARES OF
NAMES AND ADDRESS OF                                            NATURE OF SHARES               CAPITAL STOCK
BENEFICIAL OWNERS AND DIRECTORS                                BENEFICIALLY OWNED(1)(2)        OUTSTANDING(2)
-------------------------------                                ------------------------       ---------------

InterCall Inc (3).........................................          6,384,750                        84.5%
AT&T Venture Funds(4).....................................          1,066,950                        14.1
Richard Bodman(4).........................................          1,066,950                        14.1
Felix L. Boccucci, Jr.(5)(8)(9)...........................             11,400                           *
William E. Morrow(8)(9)...................................              3,000                           *
James McCormick(7)(8)(9)..................................              3,000                           *
Marcus R. Luke(6)(8)(9)...................................              6,525                           *
James T. Markle...........................................                 --                           *
Bret McCants(8)(9)........................................              1,200                           *
Peggy A. Warner...........................................                 --                           *
Rodger L. Johnson..........................................                --                           *
Ancel A. Hamilton, Jr.(8)(9)..............................                 --                           *
Peggy B. Warner(9)........................................                 --                           *
Chad S. Wachter(9)........................................                 --                           *
Campbell B. Lanier (10)...................................          6,384,750                        84.5%
Donald W. Weber...........................................                 --                           *
Donald W. Burton..........................................                 --                           *
L. Charles Hilton, Jr.....................................                 --                           *
William H. Scott, III.....................................                 --                           *
Alan A. Burgess...........................................                 --                           *
All executive officers and directors as a group
(17 persons)(5)(6)(8).....................................          1,092,075                        14.4%

--------------------
*  Less than one percent.

(1) The Company has 394 shares of Common Stock outstanding issued to a former employee under the stock option plan. The Company's Preferred Stock is assumed to be converted using a ratio of 150:1 Preferred to Common for the purpose of this table.
(2) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of capital stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days from January 31, 1999. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Each share of capital stock owned represented in this table represents a share of Common Stock of the Company, including options to purchase 9,909.9 shares of Common Stock granted to Mr. Boccucci and an option to purchase 3,285 shares of Common Stock granted to Mr. Luke which are currently exercisable.
(3) The address of Intercall Inc. is 1211 O.G. Skinner Drive, West Point, Georgia 31833. Intercall is a wholly owned subsidiary of ITC Holding.
(4) The address of each of the AT&T Venture Funds and of Mr. Bodman is 2 Wisconsin Circle, #610, Chevy Chase, Maryland 20815. Includes 543 shares owned by Venture Fund I, L.P., of which Venture Management I, a general partnership, is the general partner, of which Mr. Bodman is the managing general partner; 4,886 shares owned by AT&T Venture Fund II, L.P., of which Venture Management, L.L.C. is the general partner, of which Mr. Bodman is a manager; includes 256 shares owned by Special Partners Fund, L.P., of which Venture Management III, L.L.C. is the general partner, of which Mr. Bodman is a manager; and includes 1,428 shares owned by Special Partners Fund International, L.P., of which the investment general partner is

         Venture Management III, L.L.C., of which Mr. Bodman is a manager. Each of the respective AT&T Venture Funds has sole voting and investment power with respect to the shares beneficially owned by such fund.
(5) Includes options to purchase 9,909.9 shares of Common Stock which are currently exercisable.
(6) Includes options to purchase 3,825 shares of Common Stock which are currently exercisable.
(7) Mr. McCormick has shared voting and investment power with respect to such shares with his wife.
(8)      Does not include options to purchase 25,080, 14,106.6, 150,000, 52,500
         40,500, 37,500, 37,500, and 30,000 shares of Common Stock held by Messrs. Luke, Boccucci, Morrow, McCants, Hamilton, Warner and
         Wachter respectively, which are not exercisable within 60 days from January 31, 1998.
(9) The address of each of Messrs. Hilton, Lanier, Scott, Walker, Boccucci, Luke, Morrow, McCants, Hamilton, Wachter and Ms. Warner is c/o KNOLOGY Holdings, Inc., 1241 O.G. Skinner Drive, West Point, Georgia 31833.
(10)     These are the shares owned by Intercall, Inc.

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

TRANSACTIONS WITH ITC COMPANIES

         As of January 31, 1999, ITC Holding (through its wholly owned subsidiaries) owned approximately 84.4% of the outstanding capital stock of the Company. See "Security Ownership of Certain Beneficial Owners and Management." As of December 31, 1998, Mr. Lanier beneficially owned approximately 23.25% of the common stock of ITC Holding, and Mr. Scott and Mr. Burton beneficially owned approximately 1.1% and 8.1%, respectively, of the common stock of ITC Holding as of such date.

         Mr. Walker and Mr. Boccucci served as executive officers of ITC Holding prior to October 1997. Mr. Walker currently serves as Chief Executive Officer and director of ITC DeltaCom, which until October 1997 was owned by ITC Holding and now is owned by substantially the same stockholders as ITC Holding. Mr. Boccucci currently serves as Chief Financial Officer of Interstate and Valley Telephone Companies. Mr. Lanier and Mr. Scott serve as executive officers and directors of ITC Holding and as executive officers and directors of a number of ITC Companies, including ITC DeltaCom. Mr. Burton serves as a director of several ITC Companies, including ITC Holding, ITC DeltaCom and Powertel, Inc.

         ITC Holding occasionally provides certain administrative services, such as legal and tax planning services, for the Company. The costs of these services are charged to the Company based primarily on the salaries and related expenses for certain of the ITC Holding executives and an estimate of their time spent on projects specific to the Company. For the year ended December 31, 1998, the Company recorded $102,000 in selling, operations, and administrative expenses related to these services. In the opinion of management, the methodology used to calculate the amounts charged to the Company is reasonable.

         Certain of ITC Holding's other wholly owned or majority-owned subsidiaries provide the Company with various services and/or receive services provided by the Company. These entities include Interstate Telephone Company and Valley Telephone Company, which provide local and long-distance telephone services; ITC DeltaCom, Inc., which provides long-distance and related services and which leases capacity on certain of its fiber routes, and InterCall, Inc., which provides conference calling services. ITC Holding also holds equity investments in the following entities which do business with the Company:
Powertel, Inc., which provides cellular services, and MindSpring Enterprises, Inc. ("MindSpring"), which is a regional provider of Internet access and which purchases LIT services from the Company. In management's opinion, the Company's transactions with these affiliated entities are representative of arm's-length transactions.

         For the year ended December 31, 1998, the Company received services from these affiliated entities in the amount of $1,681,000 which is reflected in cost of services and selling, operations, and administrative expenses in the Company's statement of operations.

         Relatives of the stockholders of ITC Holding are stockholders and employees of the Company's insurance provider. The costs charged to the Company for insurance services were approximately $386,000 for the year ended December 31, 1998.

         The chief executive officer of an affiliate served from July 15, 1996 to February 20, 1997 as president and chief executive officer of the Company. He served in his capacity as chief executive officer and president of the Company at the request of the Company and ITC Holding and received no compensation from the Company for the year ended December 31, 1996. The value of his services provided through February 20, 1997 is estimated to total approximately $20,000.

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

         The Company is a party to a Stockholders' Agreement (the "Stockholders' Agreement"), dated October 1997, as of December 8, 1995, as amended, with all of the stockholders of the Company. None of the parties to the Stockholders' Agreement may transfer any share of any class or series of capital stock of the Company or any right or option to acquire any share of capital stock of the Company held by such party to third parties (subject to limited exceptions) without having offered rights of first refusal to purchase such securities to the Company.

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

                  Report of Independent Public Accountants.

                  Company's Consolidated Balance Sheets as of December 31, 1997 and 1998.

                  Consolidated Statements of Operations for the Years Ended December 31, 1996, 1997 and 1998.

                  Consolidated Statements of Cash Flows for the the Years Ended December 31, 1996, 1997 and 1998.

                  Consolidated Statements of Stockholders' (Deficit) Equity for the Years Ended December 31, 1996, 1997 and 1998.

                  Notes to Consolidated Financial Statements.

         (A)(2) The following financial statement schedule is filed as part of this report and is attached hereto as pages S-1 and S-2.

                  Independent Auditor's Report on the Financial Statement Schedules.

                  Schedule II--Valuation and Qualifying Accounts.

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

 2.2              Purchase Agreement between Cable Alabama Corporation and Knology of
                  Huntsville, Inc., dated as of October 19, 1998.

 3.1              Certificate of Amendment of Certificate of Incorporation of KNOLOGY
                  Holdings, Inc. (Filed as Exhibit 3.1 to the Form 10-Q for the
                  quarter ended March 31, 1998 and incorporated herein by reference).

 3.2              Amended and Restated Bylaws of KNOLOGY Holdings, Inc. (Filed as
                  Exhibit 3.2 to the Form S-4 and incorporated herein by reference).

 3.3              Certificate of Amendment to Certificate of Designation of Preferred
                  Stock. (Filed as Exhibit 3.2 to the Form 10-Q for the quarter ended
                  March 31, 1998 and incorporated herein by reference).

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

10.4              Lease Agreement dated April 15, 1996 by and between D.L. Jordan and
                  American Cable Company, Inc. (Filed as Exhibit 10.5 to the Form S-4 and
                  incorporated herein by reference).

10.5              Pole Attachment Agreement dated January 1, 1998 by and between Gulf Power
                  Company and Beach Cable, Inc. (Filed as Exhibit 10.7 to the Form S-4 and
                  incorporated herein by reference).

10.6*             Telecommunications Facility Lease and Capacity Agreement, dated September
                  10, 1996, by and between Troup EMC Communications, Inc. and Cybernet
                  Holding, Inc. (Filed as Exhibit 10.16 to the Form S-4 and
                  incorporated herein by reference).


  10.7 Master Pole Attachment Agreement dated January 12, 1998 by and between South Carolina Electric and Gas and KNOLOGY Holdings, Inc.
           d/b/a/ KNOLOGY of Charleston (Filed as Exhibit 10.17 to the Form S-4 and incorporated herein by reference).

  10.8     License Agreement dated September 29, 1995 by and between Montgomery
           Cablevision and Entertainment, Inc. and American Communications
           Services of Montgomery, Inc. (Filed as Exhibit 10.22 to the Form S-4 and incorporated herein by reference).

  10.9*    License Agreement dated January 17, 1996 by and between American
           Cable, Inc. and American Communication Services of Columbus, Inc.
           (Filed as Exhibit 10.23 to the Form S-4 and incorporated herein by reference).

  10.10    Addendum to License Agreement dated April 21, 1997 by and between
           American Cable, Inc. and American Communication Services of
           Columbus, Inc. (Filed as Exhibit 10.24 to the Form S-4 and incorporated herein by reference).

  10.11    Lease Agreement, dated December 5, 1997 by and between The Hilton
           Company and KNOLOGY of Panama City, Inc. (Filed as Exhibit 10.25 to the Form S-4 and incorporated herein by reference).

  10.12 Billing and Collection Services Agreement dated April 2, 1997 by and between Interstate Telephone Company and Cybernet Holding, Inc.
           (Filed as Exhibit 10.26 to the Form S-4 and incorporated herein by reference).

  10.13    Certificate of Membership with National Cable Television
           Cooperative, dated January 29, 1996, of Cybernet Holding, Inc.
           (Filed as Exhibit 10.34 to the Form S-4 and incorporated herein by reference).

  10.14    Stockholders' Agreement among KNOLOGY Holdings, Inc. and Certain
           Stockholders Thereof dated as of December 8, 1995 (Filed as Exhibit
           10.35 to the Form S-4 and incorporated herein by reference).

  10.15    Amendment No. 1 to Stockholders' Agreement dated as of January 25, 1996
           (Filed as Exhibit 10.36 to the Form S-4 and incorporated herein by reference).

  10.16    Amendment No. 2 to Stockholders' Agreement dated as of April 18, 1996
           (Filed as Exhibit 10.37 to the Form S-4 and incorporated herein by reference).

  10.17    Amended and Restated Agreement Among Shareholders Among KNOLOGY
           Holdings, Inc. and Certain Shareholders thereof dated as of July 28,
           1997 (Filed as Exhibit 10.38 to the Form S-4 and incorporated herein by reference).

  10.18    Ordinance No. 99-16 effective March 16, 1999 between Columbus consolidated
           Government and KNOLOGY of Columbus, Inc.

  10.19    Ordinance No. 16-90 (Montgomery, Alabama) dated March 6, 1990 (Filed as
           Exhibit 10.44 to the Form S-4 and incorporated herein by reference).

  10.20    Ordinance No. 50-76 (Montgomery, Alabama) (Filed as Exhibit 10.45 to the
           Form S-4 and incorporated herein by reference).

  10.21 Ordinance No. 9-90 (Montgomery, Alabama) dated January 16, 1990 (Filed as Exhibit 10.45.1 to the Form S-4 and incorporated herein by reference).

  10.22    Resolution No. 58-95 (Montgomery, Alabama) dated April 6, 1995 (Filed as
           Exhibit 10.46 to the Form S-4 and incorporated herein by reference).

  10.23    Resolution No. 92-7 (Panama City Beach, Florida) dated July 23, 1992
           (Filed as Exhibit 10.47 to the Form S-4 and incorporated herein by reference).



10.24    License (Bay County, Florida) dated January 5, 1993 (Filed as Exhibit 10.48 to the Form S-4 and incorporated herein by reference).

10.25    Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997
         (Filed as Exhibit 10.49 to the Form S-4 and incorporated herein by reference).

10.26    Resolution No. 2075 (Bay County, Florida) dated November 18, 1997 (Filed as
         Exhibit 10.50 to the Form S-4 and incorporated herein by reference).

10.27    Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998 (Filed as
         Exhibit 10.53 to the Company's 1997 Annual Report on Form 10-K).

10.28 Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 (Filed as Exhibit 10.54 to the Company's 1997 Annual Report on Form 10-K).

10.30    Ordinance No. 98054 (Mount Pleasant, South Carolina) dated March 9, 1999.

10.31    Franchise Agreement (Charleston County, South Carolina) dated December 15, 1998.

10.32    Ordinance No. 1998-47 (North Charleston, South Carolina) dated May 28, 1998.

10.33    Ordinance No. 1998-77 (Charleston, South Carolina) dated April 28, 1998.

10.34    Ordinance No. 98-5 (Columbia County, Georgia) dated August 18, 1998.

10.35+   Switching Agreement dated May 1, 1998 between Interstate Telephone Company and
         KNOLOGY Holdings, Inc.

10.36    Network Access Agreement dated July 1, 1998 between SCANA Communications, Inc.,
         f/k/a MPX Systems, Inc. and KNOLOGY Holdings, Inc.

10.37    Internet Access Contract dated September 1, 1998 between ITC DataCom
         Communications, Inc. and KNOLOGY Holdings, Inc.

10.38+   Collocation Agreement for Multiple Sites dated on or about June 1998 between
         Interstate FiberNet, Inc. and KNOLOGY Holdings, Inc.

10.39+   Lease Agreement dated October 12, 1998 between Southern Company Services, Inc.
         and KNOLOGY Holdings, Inc.

10.40    Facilities Transfer Agreement dated February 11, 1998 between South
         Carolina Electric and Gas Company and KNOLOGY Holdings, Inc., d/b/a
         KNOLOGY of Charleston.

10.41    License Agreement dated March 3, 1998 between BellSouth Telecommunications, Inc.
         and KNOLOGY Holdings, Inc.

10.44    Pole Attachment Agreement dated February 18, 1998 between KNOLOGY Holdings, Inc.
         and Georgia Power Company.

10.46    Assignment Agreement dated March 4, 1998 between Gulf Power Company and Knology of Panama City, Inc.

10.47    Adoption Agreements dated March 1, 1999 between KNOLOGY Holdings, Inc. and
         BellSouth Telecommunications, Inc.

10.48+   Lease Switching Agreement between South Carolina Net for TTE and KNOLOGY
         Holdings, Inc.


10.50+   Carrier Services Agreement dated September 30, 1998 between Business Telecom,
         Inc. and KNOLOGY Holdings, Inc.

10.51+   Reseller Services Agreement dated September 9, 1998 between Business Telecom,
         Inc. and KNOLOGY Holdings, Inc.

10.52+   Private Line Services Agreement dated September 10, 1998 between BTI
         Communications Corporation and KNOLOGY Holdings, Inc.

10.53    Credit Facility Agreement between First Union  National Bank, First Union
         Capital Markets Corp. and KNOLOGY Holdings, Inc. dated December 22,
         1998.

10.54    Ordinance No. 284 (Cedar Grove, Florida) dated June 9, 1998.

10.55    License Agreement dated January 5, 1993 between County Commissioners of Bay
         County Florida and Beach Cable, Inc.

10.56    Ordinance No. 647 (Lynn Haven, Florida) dated May 12, 1998 between Knology of Panama City, Inc. and the City of Lynn Haven.

10.57    Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 between Knology of Panama City, Inc. and the City of Panama City.

10.58 Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997 between Panama City Beach, Florida and KNOLOGY Holdings, Inc.

12.1     Statement regarding Computation of Ratio of Earnings to Fixed Charges.

21.1     Subsidiaries of KNOLOGY Holdings, Inc. (Filed as Exhibit 21.1 to the Form 10-Q
         for the quarter ended September 30, 1998 and incorporated herein by reference).

23.1     Consent of Arthur Andersen LLP.

27.1     Financial Data Schedule.

----------------------

+ Knology has applied for confidential treatment of portions of this Agreement.
  Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission.

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


         On November 9, 1998, the Company filed a Current Report on Form 8-K to report the acquisition on October 30, 1998 of Cable Alabama Corporation. On January 13, 1999 a form 8-K/A was filed to include the relevant financial statements of Cable Alabama Corporation, including the relevant pro forma financial information for the Company.

         (C)      EXHIBITS

         The Company hereby files as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

         (D)      FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule is filed herewith:

         Schedule II--Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in the Consolidated Financial Statements of the Company or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 30th day of March, 1999.


                                    KNOLOGY HOLDINGS, INC.


                                    By:   /s/ William E. Morrow
                                          -------------------------------------
                                          William E. Morrow
                                          President and Chief Executive Officer

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




Signature                                   Title                                                Date
---------                                   -----                                                ----

/s/  Campbell B. Lanier, III                Chairman of the Board and Director                   March 30, 1999
--------------------------------------
Campbell B. Lanier, III


/s/  William E. Morrow                      President, Chief Executive Officer                   March 30, 1999
--------------------------------------      and Director (Principal executive officer)
William E. Morrow


/s/  Felix L. Boccucci                      Chief Financial Officer                              March 30, 1999
--------------------------------------      (Principal financial officer and principal
Felix L. Boccucci                           accounting officer)


/s/  Donald W. Burton
--------------------------------------      Director                                             March 30, 1999
Donald W. Burton

/s/  William H. Scott, III
--------------------------------------      Director                                             March 30, 1999
William H. Scott, III

/s/  Donald W. Weber
--------------------------------------      Director                                             March 30, 1999
Donald W. Weber



--------------------------------------      Director                                             March __, 1999
Richard Bodman

/s/ L. Charles Hilton, Jr.
--------------------------------------      Director                                             March 30, 1999
L. Charles Hilton, Jr.

/s/ Alan A. Burgess
--------------------------------------      Director                                             March 30, 1999
Alan A. Burgess

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




KNOLOGY HOLDINGS, INC.
Report of Independent Public Accountants...................................................................          F-1

Consolidated Balance Sheets--December 31, 1998 and 1999....................................................          F-2

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996.................          F-4

Consolidated Statements of Stockholders' (Deficit) Equity for the Years Ended
December 31, 1998, 1997 and 1996...........................................................................          F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.................          F-6

Notes to Consolidated Financial Statements.................................................................          F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of KNOLOGY Holdings, Inc.:


We have audited the accompanying consolidated balance sheets of KNOLOGY HOLDINGS, INC. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KNOLOGY Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP







Atlanta, Georgia
February 19, 1999

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                                                                DECEMBER 31,
                                                                                       --------------------------------
                                                                                           1998               1997
                                                                                       -------------      -------------

CURRENT ASSETS:
    Cash and cash equivalents                                                          $   4,859,508      $   6,144,581
    Marketable securities                                                                 66,231,397        227,880,923
    Accounts receivable:
          Trade, less allowance for doubtful accounts of $393,767 and
            $108,529 in 1998, and 1997, respectively                                       5,108,491          1,607,859
          Affiliate (Note 2)                                                               6,785,691                  0
    Deferred tax assets (Note 6)                                                                   0                  0
    Prepaid expenses                                                                         430,811             37,060
                                                                                       -------------      -------------
              Total current assets                                                        83,415,898        235,670,423
                                                                                       -------------      -------------
PROPERTY, PLANT AND EQUIPMENT:
    Cable system and installation equipment                                              153,878,352         56,909,159
    Test and office equipment                                                              5,784,363          1,628,485
    Automobiles and trucks                                                                 2,952,912            837,490
    Production equipment                                                                     857,028            297,286
    Land                                                                                   2,449,269                  0
    Buildings                                                                             10,239,696          1,936,035
    Inventory, less allowance for shrinkage of $180,000 and $30,000 in
       1998 and 1997, respectively                                                        32,142,503          5,806,320
    Leasehold improvements                                                                   599,441            324,270
                                                                                       -------------      -------------
                                                                                         208,903,564         67,739,045
    Less accumulated depreciation and amortization                                       (13,406,947)        (5,171,309)
                                                                                       -------------      -------------
              Property, plant and equipment, net (Note 2)                                195,496,617         62,567,736
                                                                                       -------------      -------------
OTHER LONG-TERM ASSETS:
     Intangible and other assets, net of accumulated amortization of
       $4,156,946 in 1998 and $817,471 in 1997, respectively (Note 2)                     52,606,063         17,896,146
     Investment (Note 2)                                                                     825,072                  0
     Other                                                                                   207,000             63,795
                                                                                       -------------      -------------
Total assets                                                                           $ 332,550,650      $ 316,198,100
                                                                                       =============      =============





 The accompanying notes are an integral part of these consolidated statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                                DECEMBER 31,
                                                                                       --------------------------------
                                                                                           1998               1997
                                                                                       -------------      -------------

CURRENT LIABILITIES:
    Current portion of long-term debt (Note 3)                                         $      12,174      $      25,094
    Accounts payable                                                                       6,366,923          5,817,733
    Accounts payable--affiliate (Note 8)                                                           0            452,346
    Accrued liabilities                                                                   22,215,281          1,638,042
    Unearned revenue                                                                       2,116,083            907,048
                                                                                       -------------      -------------
              Total current liabilities                                                   30,710,461          8,840,263

NONCURRENT LIABILITIES:
    Long-term notes payable (Note 3)                                                         122,070            120,804
    Long-term accrued interest payable                                                    21,036,541          3,201,688
    Bonds payable, net of discount of $180,893,708 and $194,189,569 in
       1998 and 1997, respectively                                                       263,206,292        249,910,431
                                                                                       -------------      -------------
                                                                                         315,075,364        262,073,186
              Total liabilities                                                        -------------      -------------

DEFERRED TAX LIABILITIES, NET OF ALLOWANCE OF $14,588,370 AND $4,165,308
    IN 1998 AND 1997, RESPECTIVELY (NOTE 6)                                                        0                  0
                                                                                       -------------      -------------

COMMITMENTS AND CONTINGENCIES (NOTES 4 AND 5)                                          -------------      -------------
                                                                                           2,486,960          2,486,960
WARRANTS (NOTE 3)                                                                      -------------      -------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, $.01 par value per share; 100,000 and
       50,000 shares authorized, 49,852 and 49,985 shares issued and
       outstanding in 1998 and 1997, respectively (Note 7)                                       499                500
    Common stock, $.01 par value per share; 16,000,000 and 200,000 shares authorized, 394 and 0 shares issued and outstanding in 1998 and
       1997, respectively (Note 7)                                                                 4                  0
    Additional paid-in capital                                                            64,864,366         65,060,712
    Accumulated deficit                                                                  (49,878,931)       (13,402,495)
    Unrealized gains (losses) on marketable securities (Note 2)                                2,388            (20,763)
                                                                                       -------------      -------------
              Total stockholders' equity                                                  14,988,326         51,637,954
                                                                                       -------------      -------------
              Total liabilities and stockholders' equity                               $ 332,550,650      $ 316,198,100
                                                                                       =============      =============







 The accompanying notes are an integral part of these consolidated statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                      YEARS ENDED DECEMBER 31,
                                                              1998              1997               1996
                                                         ------------       ------------       ------------

OPERATING REVENUES                                       $ 25,770,427       $ 10,355,068       $  5,334,183
OPERATING EXPENSES:
   Cost of services                                        11,854,733          4,758,730          2,513,693
   Selling, operations  and administrative                 25,393,015          7,392,540          3,883,738
   Depreciation and amortization                           12,367,374          3,715,184          1,640,025
                                                         ------------       ------------       ------------
            Total Operating Expenses                       49,615,122         15,866,454          8,037,456
                                                         ------------       ------------       ------------
OPERATING LOSS                                            (23,844,695)        (5,511,386)        (2,703,273)
                                                         ------------       ------------       ------------
OTHER INCOME AND EXPENSES:
    Interest income                                         9,639,050          2,774,909             46,221
    Interest expense                                      (28,676,035)        (6,226,023)        (1,055,498)
   Affiliate interest income (Note 8)                               0                  0            273,799
   Other income (expense), net                                202,094           (129,033)           (60,000)
                                                         ------------       ------------       ------------
            Total Other Expenses                          (18,834,891)        (3,580,147)          (795,478)
                                                         ------------       ------------       ------------

LOSS BEFORE INCOME TAXES
  AND CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                    (42,679,586)        (9,091,533)        (3,498,751)

INCOME TAX BENEFIT (NOTE 2)                                 6,785,691                  0            373,323
                                                         ------------       ------------       ------------
LOSS BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE                          (35,893,895)        (9,091,533)        (3,125,428)

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE - write-off of
  capitalized start-up costs (Note 2)                        (582,541)                 0                  0
                                                         ------------       ------------       ------------
NET LOSS                                                 $(36,476,436)      $ (9,091,533)      $ (3,125,428)
                                                         ============       ============       ============

Basic and diluted LOSS PER SHARE
 (Note 2):
Weighted average shares outstanding--7,488,450,
   4,325,250, and 2,043,900 shares in 1998, 1997,
   and 1996, respectively                                $      (4.87)      $      (2.10)      $      (1.53)
                                                         ============       ============       ============





 The accompanying notes are an integral part of these consolidated statements.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                                                  UNREALIZED
                                     PREFERRED STOCK   COMMON STOCK                               (LOSS) GAIN       TOTAL
                                     ---------------  --------------  ADDITIONAL                       ON        STOCKHOLDERS'
                                                                       PAID-IN     ACCUMULATED     MARKETABLE     (DEFICIT)
                                     SHARES   AMOUNT  SHARES  AMOUNT   CAPITAL       DEFICIT       SECURITIES       EQUITY
                                     ------   ------  ------  ------ ------------  ------------  -------------    ------------

BALANCE AT DECEMBER 31, 1995          7,520    $  75      0     $ 0  $  7,454,615  $ (1,185,534)           0      $  6,269,156


   Issuance of preferred stock, net
      of related offering expenses                                     11,054,603             0            0        11,054,699
      of $379,701                     9,572       96      0

   Net loss                               0        0      0       0             0    (3,125,428)           0        (3,125,428)
                                     ------    -----    ---     ---  ------------  ------------     --------      ------------
BALANCE AT DECEMBER 31, 1996         17,092      171      0       0    18,509,218    (4,310,962)           0        14,198,427

   Issuance of preferred stock, net
      of related offering expenses
      of $99,677                     30,408      304      0       0    42,824,019             0            0        42,824,323


   Purchase of Beach Cable (Note 9)   2,485       25      0       0     3,727,475             0            0         3,727,500
   Net loss                               0        0      0       0             0    (9,091,533)           0        (9,091,533)
   Unrealized loss on marketable
      securities                          0        0      0       0             0             0      (20,763)          (20,763)
                                     ------    -----    ---     ---  ------------  ------------     --------      ------------
BALANCE AT DECEMBER 31, 1997         49,985    $ 500      0     $ 0  $ 65,060,712  $(13,402,495)    $(20,763)     $ 51,637,954
                                     ======    =====    ===     ===  ============  ============     ========      ============

     Issuance of common stock under
       stock options                      0        0    394       4         3,148             0            0             3,152

     BeachCable purchase price
       adjustment                      (134)      (1)     0       0      (199,494)            0            0          (199,495)
     Net loss                             0        0      0       0             0   (36,476,436)           0       (36,476,436)
     Unrealized gain on marketable
       securities                         0        0      0       0             0             0       23,151            23,151
                                     ------    -----    ---     ---  ------------  ------------     --------      ------------
BALANCE AT DECEMBER 31, 1998         49,851    $ 499    394     $ 4  $ 64,864,366  $(49,878,931)    $  2,388      $ 14,988,326
                                     ======    =====    ===     ===  ============  ============     ========      ------------


















 The accompanying notes are an integral part of these consolidated statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------------------
                                                                              1998               1997               1996
                                                                         ---------------    ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $   (36,476,436)   $    (9,091,533)   $    (3,125,428)
                                                                         ---------------    ---------------    ---------------
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                           12,367,374          3,715,184          1,640,025
      Amortization of bond discount                                           13,295,861          2,386,856                  0
      Loss on disposition of assets                                               61,559             23,464             21,370
      Cumulative affect of accounting change                                     582,542                  0                  0
      Deferred income tax benefit                                                      0                  0           (373,323)
      Changes in current assets and liabilities:
         Accounts receivable                                                 (10,286,324)          (721,396)          (512,337)
         Prepaid expenses                                                       (393,750)           244,199           (180,950)
         Accounts payable                                                         96,844          4,302,245            (39,648)
         Accrued liabilities and interest                                     38,412,092            163,317            293,394
         Unearned revenue                                                      1,209,035            243,007            278,757
         Other                                                                         0              1,345                133
                                                                         ---------------    ---------------    ---------------
            Total adjustments                                                 55,345,233         10,358,221          1,127,421
                                                                         ---------------    ---------------    ---------------
            Net cash provided by (used in) operating activities               18,868,797         (1,266,688)        (1,998,007)
                                                                         ---------------    ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of retirements                              $  (111,272,219)   $   (39,625,408)   $   (14,416,135)
   Acquisitions, net                                                         (67,732,864)                 0                  0
   Organizational cost expenditures                                             (251,815)          (470,923)           (20,133)
   Purchase of investments                                                (3,953,028,406)    (1,346,150,712)            (5,000)
   Proceeds from sales of investments                                      4,114,677,932      1,118,194,411                  0
   Investment in ClearSource, Inc.                                              (825,072)                 0                  0
   Proceeds from sales of property                                                32,075             69,152                  0
   Other                                                                        (246,182)                 0                  0
                                                                         ---------------    ---------------    ---------------
            Net cash used in investing activities                            (18,646,551)      (267,983,480)       (14,441,268)
                                                                         ---------------    ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt and short-term borrowings                          (11,654)       (29,903,385)          (160,900)
   Expenditures related to issuance of debt and consummation of
     credit facility                                                          (1,498,817)                 0                  0
   Proceeds from issuance of common stock                                          3,152                  0                  0
   Proceeds from issuances of debt and short-term borrowings, net of
    discount and issue costs on bonds                                                  0        257,370,383          1,258,238
   Proceeds from issuance of preferred stock, net of related
    offering expenses                                                                  0         42,824,323         10,868,699
   Proceeds from issuance of warrants                                                  0          2,486,960                  0
   (Advances to) repayments from affiliate                                             0                  0          4,255,836
                                                                         ---------------    ---------------    ---------------
            Net cash (used in) provided by financing activities               (1,507,319)       272,778,281         16,221,873
                                                                         ---------------    ---------------    ---------------
NET (DECREASE) INCREASE IN CASH                                               (1,285,073)         6,061,489           (217,402)

CASH AT BEGINNING OF PERIOD                                                    6,144,581             83,092            300,494
                                                                         ---------------    ---------------    ---------------
CASH AT END OF PERIOD                                                    $     4,859,508    $     6,144,581    $        83,092
                                                                         ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                              $        10,911          1,543,125    $     1,016,039
                                                                         ===============    ===============    ===============
   Cash paid during the period for income taxes                          $             0    $             0    $             0
                                                                         ===============    ===============    ===============

    Details of acquisitions
      Property, plant and equipment                                      $    30,133,876    $     4,756,005    $             0
      Intangible Assets                                                       37,598,988          2,796,139                  0
      Liabilities Assumed                                                              0         (3,824,644)                 0
      Preferred stock issued                                                           0         (3,727,500)                 0
                                                                         ---------------    ---------------    ---------------
      Net cash paid for acquisitions                                     $    67,732,864    $             0    $             0
                                                                         ===============    ===============    ===============



 The accompanying notes are an integral part of these consolidated statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997, AND 1996



1.       ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

         ORGANIZATION

         KNOLOGY Holdings, Inc. was incorporated in Delaware in November 1995 under the name CyberNet Holding, Inc. In April 1997, the Company formally changed its name to KNOLOGY Holdings, Inc.

         NATURE OF BUSINESS

         KNOLOGY Holdings, Inc. and its subsidiaries (the "Company") owns and operates advanced hybrid fiber-coaxial networks and provides residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, high-speed Internet access and broadband carrier services to various markets in the southeastern United States.

         The Company has experienced operating losses as a result of the expansion of the advanced broadband communications networks and services into new and existing markets. The Company expects to continue to focus on increasing its customer base and expand its broadband operations. Accordingly, the Company expects that its operating expenses and capital expenditures will continue to increase as it extends its broadband communications networks in the existing and new markets in accordance with its business plan. While management expects its expansion plans to result in profitability, there can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability and/or positive cash flow.

         BASIS OF PRESENTATION

         The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of the Company and all subsidiaries. All significant intercompany balances have been eliminated. Certain prior year amounts have been reclassified to conform with the current year presentation.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ACCOUNTING ESTIMATES

         The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

         MARKETABLE SECURITIES

         The Company's marketable securities are categorized as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of stockholders' equity until realized. For the purpose of computing realized gains and losses cost is identified on a specific identification basis. Securities available for sale at December 31, 1998 are primarily comprised of commercial paper.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, commencing when the asset is installed or placed in service. Maintenance, repairs, and renewals are charged to expense as incurred. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts and any gain or loss is included in or deducted from income. Depreciation and amortization are provided over the estimated useful lives as follows:


               Buildings                                           25 years
               Cable system and installation equipment             7-10 years
               Production equipment                                7 years
               Test and office equipment                           3-7 years
               Automobiles and trucks                              5 years
               Leasehold improvements                              5 years

         Inventories are valued at the lower of cost or market (determined on a weighted average basis) and include customer premise equipment and certain plant construction materials. These items are transferred to cable system and installation equipment when installed.

         Interest is capitalized in connection with the construction of the company's broadband networks. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. In 1998 and 1997, $2,468,941 and $676,160 of interest cost was capitalized, respectively. No interest was capitalized prior to 1997.

         INTANGIBLE AND OTHER ASSETS

         Intangible and other assets include the excess of the purchase price of acquisitions over the fair value of net assets acquired as well as various other acquired intangibles and costs associated with the issuance of debt and the consummation of a credit facility. Intangible and other assets and the related useful lives and accumulated amortization as of December 31, 1998 and 1997 are as follows:



                                                                                  Amortization Period
                                                  1998             1997                 (Years)
                                              -------------------------------------------------------
Goodwill                                      $ 10,914,834     $  9,875,262                40
Subscriber base                                 34,863,072                0                 3
Debt issuance costs                              9,382,124        7,883,307            4 - 10
Noncompete agreement                             1,500,000                0                 3
Organizational costs                                     0          955,048
Other                                              102,979                0             10-15
                                              -----------------------------
                                                56,763,009       18,713,617
Less: accumulated amortization                   4,156,946          817,471
                                              -----------------------------
Intangibles and other, net                    $ 52,606,063     $ 17,896,146
                                              =============================


         During 1998, the Company adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which requires that all non-governmental entities expense costs of start-up activities, including pre-operating, pre-opening and organization activities, as the costs are incurred. Adoption of this statement resulted in a cumulative effect of accounting change, net of the change of $582,541 or $.08 per basic and diluted share.

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

         The Company periodically reviews the values assigned to long-lived assets such as inventory, property and equipment, and cost in excess of net assets acquired to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

         INVESTMENT

         At December 31, 1998, the investment represents the Company's 11% ownership in ClearSource, Inc. ClearSource was formed during 1998 to build and operate advanced broadband networks offering a bundle of communications services to residential business customers. The Company's investment in ClearSource is accounted for under the cost method of accounting.

         REVENUE RECOGNITION

         Subscriber revenues are recognized in the month of service. Subscriber fees billed in advance are included in the accompanying balance sheets as unearned revenue and are deferred until the month the service is provided.

         ADVERTISING COSTS

         The Company expenses all advertising costs as incurred. Approximately $576,000, $158,000 and $165,000 of advertising expense is recorded in the Company's statements of operations for the years ended December 31, 1998, 1997 and 1996, respectively.

         SOURCES OF SUPPLIES

         The Company purchases customer premise equipment and plant materials from outside vendors. Although numerous suppliers market and sell customer premise equipment and plant materials, the Company currently purchases each customer premise component from a single vendor and has one or two suppliers for plant materials. If the suppliers are unable to meet the Company's needs as it continues to build out its network infrastructure, then delays and increased costs in the expansion of the Company's network could result, which would adversely affect operating results.

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

         Effective August 1998, the Company will be included in the consolidated federal income tax return of its parent company, ITC Holding Company, Inc. (See Note 7 - Capital Transactions). The Company and its subsidiaries file separate state income tax returns. Under a tax sharing arrangement, the Company recorded an income tax benefit and an affiliate receivable in the amount of $6,785,691 for the utilization of net operating losses included in the consolidated tax return.

         NET LOSS PER SHARE

         In 1997, the Company adopted SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. As the Company has no significant common stock outstanding, the convertible preferred stock is assumed to be converted for purposes of this calculation. Diluted net loss per share gives effect to all potentially dilutive securities. The Company's potentially dilutive securities are not included in the computation of diluted net loss per share as their effect is antidilutive.

3.       LONG-TERM DEBT

         Long-term debt at December 31, 1998, and 1997 consists of the following:


                                                                                                    1998                 1997
                                                                                                -------------        -------------

          Senior Discount Notes, with a face value of $444,100,000, bearing interest at 11.875% beginning October 15, 2002, payable semi-annually beginning
          April 15, 2003 with principal and any unpaid interest due October 15, 2007            $ 263,206,292        $ 249,910,431

          Troup capitalized lease obligation, at a rate of 10%, payable in
          quarterly installments of $6,304 through December 2006, secured                             134,244              145,898
                                                                                                -------------        -------------
                                                                                                  263,340,536          250,056,329

          Less current maturities                                                                      12,174               25,094
                                                                                                -------------        -------------
                                                                                                $ 263,328,362        $ 250,031,235
                                                                                                =============        =============



         Following are maturities of long-term debt for each of the next five years as of December 31, 1998:



                                 1999                                                       $      12,174
                                 2000                                                              13,438
                                 2001                                                              14,833
                                 2002                                                              16,374
                                 2003                                                              18,074
                                 Thereafter                                                   444,159,353
                                                                                            -------------

Total                                                                                       $ 444,234,246
                                                                                            =============

         The fair values of long-term debt, including current maturities, at December 31, 1998 and 1997 are estimated to be approximately $280,803,977 and $253,781,000, respectively, based on a valuation technique that considers cash flows discounted at current rates.

         On December 22, 1998, the Company entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp., which may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At the Company's option, interest will accrue based on either the Alternate Base Rate plus applicable margin or the LIBOR rate plus applicable margin. Obligations under the credit facility will be secured by substantially all tangible and intangible assets of the Company and its current and future subsidiaries. The credit facility includes a number of covenants including, among others, covenants limiting the ability of the Company and its subsidiaries and their present and future subsidiaries to incur debt, create liens, pay dividends, make distributions or stock repurchases, make certain investments, engage in transactions with affiliates, sell assets, and engage in certain mergers and acquisitions. The credit facility also includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis. The Credit Facility allows the Company to borrow up to five times certain individual subsidiary's "consolidated adjusted cash flow" as defined in the credit facility agreement. In connection with the initiation of the revolving credit facility, the Company incurred $1,255,681 in related costs which are being amortized on a straight-line basis over its five year term.

         In the fourth quarter of 1997, the Company issued units consisting of senior discount notes due 2007 and warrants to purchase Preferred Stock for gross proceeds of approximately $250 million. The notes were offered at a substantial discount from face value, with no interest payable for the first five years. Approximately $2.5 million of the gross proceeds have been allocated to the warrants. Each warrant allows the holder to purchase .003734 shares of the Company's preferred stock. The Company incurred approximately $7.9 million in costs to issue the senior discount notes. These costs are being amortized at an effective rate over the life of the notes. The indenture relating to the Notes contains certain covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets, and engage in mergers and consolidations. The proceeds from the offering of the units have been, and will be, used to repay certain indebtedness of the Company, fund expansion of the Company's business, and for additional working capital and general corporate purposes.

         On June 2, 1997, the Company borrowed $3 million under a promissory note from SCANA at 12% interest with an original maturity of June 30, 1997. In July 1997, and again in September 1997, the Company and SCANA amended the promissory note agreement to increase the borrowings to $10 million and to extend the maturity date until January 1, 1998. On September 29, 1997, the Company borrowed an additional $1 million at 12% interest under an oral agreement with SCANA with similar terms. In connection with the SCANA notes discussed above, SCANA received warrants to purchase 753 shares of the Company's preferred stock. On October 24, 1997, the Company repaid all of these borrowings.

         On May 13, 1997, the Company obtained a $3 million bridge loan facility from First National Bank of West Point (the "Bridge Facility") to provide additional liquidity until long-term financing could be arranged. Interest accrued at the prime rate (as announced by SunTrust Bank, Atlanta) plus .5% per annum on all outstanding principal amounts, plus accrued but unpaid interest. As amended on September 18, 1997, the Bridge Facility was payable on demand, with a final maturity date of December 15, 1997. On December 15, 1997, the Company repaid all of these borrowings.


4.       OPERATING LEASES

         The Company leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

         Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998 are as follows:


              1999                                                  $ 212,517
              2000                                                    133,243
              2001                                                    118,367
              2002                                                    110,165
              2003                                                    107,248
                                                                    ---------
                     Total minimum lease payments                   $ 681,540
                                                                    =========

         Total rental expense for all operating leases was approximately $181,000, $75,000 and $70,000, the years ended December 31, 1998, 1997 and 1996, respectively.

  5.     COMMITMENTS AND CONTINGENCIES

         PURCHASE COMMITMENTS

         The Company has entered into contracts with various entities to provide programming to be aired by the Company. The Company pays a monthly fee as cost for the programming services, generally based on the number of average subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Certain contracts have minimum monthly fees. The Company estimates that it will pay approximately $6.5 million in programming fees under these contracts during 1999.

         LEGAL PROCEEDINGS

         In the normal course of business, the Company is subject to various litigation; however, in management's opinion, there are no legal proceedings pending against the Company which would have a material adverse effect on the financial position, results of operations, or liquidity of the Company.


6.       INCOME TAXES

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 1998, 1997 and 1996 are as follows (in thousands):


                                                                                       1998           1997           1996
                                                                                     --------       --------       --------

              Deferred tax assets:
                  Net operating loss carryforwards                                   $  8,924       $  7,221       $  3,875
                  Deferred bond interest                                               12,919              0              0
                  Other                                                                 1,395            279             92
                  Valuation allowance                                                 (14,588)        (4,165)        (2,475)
                                                                                     --------       --------       --------
                            Total deferred tax assets                                   8,650          3,335          1,492
              Deferred tax liabilities--depreciation and amortization
                                                                                       (8,650)        (3,335)        (1,492)
                                                                                     --------       --------       --------
              Net deferred tax liabilities                                                  0              0              0
              Portion included in current assets                                            0              0              0
                                                                                     --------       --------       --------
              Net deferred taxes                                                     $      0       $      0       $      0
                                                                                     ========       ========       ========

         Effective August 1998, the Company will be included in the consolidated federal income tax return of its parent company, ITC Holding Company, Inc. (See Note 7 - Capital Transactions). The Company and its subsidiaries file separate state income tax returns. Under a tax sharing arrangement, the Company recorded an income tax benefit and an affiliate receivable in the amount of $6,785,691 for the utilization of net operating losses included in the consolidated tax return. The Company has available, at December 31, 1998, 1997 and 1996, unused operating loss carryforwards of approximately $8,924,000, $7,221,000 and $3,875,000, respectively, expiring in various years from 2005 to 2013, unless utilized. Management has recorded a valuation allowance of approximately $14,588,000, $4,165,000 and $2,475,000 in 1998, 1997 and 1996, respectively, on these operating loss carryforwards, the majority of which contain limitations on utilization.

         A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 1998, 1997 and 1996 is as follows:


                                                              1998       1997       1996
                                                              ----       ----       ----

         Income tax benefit at statutory rate                 (34)%      (34)%      (34)%
         State income taxes, net of federal benefit
                                                               (5)        (4)        (2)
         Prior year actualization                               4          3         (6)
         Benefit from tax sharing agreement                   (16)         0          0
         Goodwill                                               0          1         (1)
         Deferred tax valuation allowance                      35         34         32
                                                               --         --         --
                                                              (16)%        0%       (11)%
                                                               ==         ==         ==



7.       EQUITY INTERESTS

         CAPITAL TRANSACTIONS

         The Company has authorized 16,000,000 shares of $.01 par value common stock and 100,000 shares of $.01 par value convertible preferred stock at December 31, 1998. In February 1998, the Company completed a 150-for-1 stock split of the Company's common stock, par value $.01 per share, which was effected in the form of a stock dividend of new shares of common stock. In connection with the stock split, the Company increased the number of shares of authorized common stock from 200,000 to 16,000,000 and changed the conversion ratio between the common stock and the preferred stock from 1 to 1 to a ratio of 150 to 1.

         In June 1998, ITC Holding Company, Inc. ("ITC") made an offer to acquire outstanding shares of the Company in exchange for $100 in cash and ITC Common Stock valued at $1,600 for each share of the Company's Preferred Stock exchanged (the "Exchange"). The Exchange was completed effective July 31, 1998. Prior to the exchange, ITC (through its wholly owned subsidiaries) owned approximately 42% of the outstanding stock of the Company, representing the largest stockholder of the Company. As a result of the exchange, ITC owns approximately 85% of the outstanding stock of the Company.

         In May 1998, the Company issued 394 shares of common stock, valued at $8 per share, to an employee under the Company's 1995 stock option plan. In February 1997, the Company offered and accepted 8,960 shares of preferred stock for subscription at $1,200 per share. Additionally, in October 1997, the Company offered and accepted 21,448 shares of preferred stock for subscription at $1,500 per share. In December 1997, in conjunction with the acquisition of KNOLOGY of Panama City, Inc., the Company issued 2,485 shares of preferred stock valued at $1,500 per share. During 1998, 134 shares of preferred stock issued in connection with the acquisition was returned to the Company as part of a purchase price adjustment. The amount of the consideration paid in excess of the par value, net of expenses incurred in connection with each issuance, is included in additional paid-in capital on the accompanying balance sheets. Each share of convertible preferred stock is automatically convertible into common stock on a 150-for-1 basis at the earlier of either the effective date of a public offering of common stock by the Company or on December 8, 2005. In the event of liquidation of the Company, whether voluntary or involuntary, the holders of convertible preferred stock are entitled to receive preferential distributions of $1,000, $1,200, or

         $1,500 per share (depending on when the stock was issued) before any distributions to common stockholders. The holders of the preferred stock are not entitled to any other preferences, including dividends.

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

         STOCK OPTION PLAN

         Under the Company's 1995 stock option plan (the "Stock Option Plan"), as adopted in December 1995 and amended in February 1998, 700,000 shares (after giving effect to the 150-for-1 common stock split) of common stock are reserved and authorized for issuance upon the exercise of the options. All employees of the Company are eligible to receive options under the Stock Option Plan. The Stock Option Plan is administered by the compensation and stock option committee of the board of directors. Options granted under the Stock Option Plan are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended. All options were granted at an exercise price equal to the estimated fair value of the common stock at the dates of grant as determined by the board of directors based on equity transactions and other analyses. The options expire ten years from the date of grant.

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

         The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25, under which no compensation cost has been recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company's common stock to employees of the Company using the minimum value option pricing model and the following weighted average assumptions in 1998, 1997 and 1996:


                                                          1998             1997              1996
                                                      -----------      -----------       -----------

              Risk-free interest rate                        5.42%            6.43%             6.31%
              Expected dividend yield                           0%               0%                0%
              Expected lives                          SEVEN YEARS      Seven years       Seven years
              Expected forfeiture rate                          7%               7%                7%

         The weighted average fair value of options granted was $10.21, $8.44 and $8 for 1998, 1997 and 1996, respectively. The total value of options for the Company's stock granted to employees of the Company during 1998, 1997 and 1996 was computed as approximately $1,832,224, $304,000 and $154,000, respectively, which would be amortized on a pro forma basis over the five-year vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss for the periods presented would have increased as follows:


                                                                                   AS
                                                                                REPORTED          PRO FORMA
                                                                             -------------      -------------
              Net loss for the years ended December 31,
               1998                                                          $ (36,476,436)     $ (36,766,159)
               1997                                                          $  (9,091,533)     $  (9,188,862)
               1996                                                          $  (3,125,428)     $  (3,155,917)
              Earnings per share for the years ended December 31,
               1998                                                          $       (4.87)     $       (4.91)
               1997                                                          $       (2.10)     $       (2.12)
               1996                                                          $       (1.53)     $       (1.54)

         A summary of the status of the Company's stock option plan at December 31, 1998 is presented in the following table (after giving effect to the 150-for-1 common stock split):


                                                                                      WEIGHTED
                                                                                  AVERAGE EXERCISE
                                                                                      PRICE PER
                                                                      SHARES            SHARE
                                                                     -------      ----------------

              Outstanding at December 31, 1995                                         $
                   Granted                                            75,442              8.00
                   Forfeited                                         (22,645)             8.00
                                                                     -------

               Outstanding at December 31, 1996                       52,797              8.00
                   Granted                                           126,384              8.44
                   Forfeited                                         (15,939)             8.00
                                                                     -------
               Outstanding at December 31, 1997                      163,242              8.34
                   Granted                                           565,376             10.18
                   Forfeited                                         (36,056)             9.52
                   Exercised                                            (394)             8.00
                                                                     -------
               Outstanding at December 31, 1998                      692,168                --
                                                                     =======


               Exercisable shares as of December 31:
                  1998                                         30,006           8.00
                                                               ======
                  1997                                          6,606           8.00
                                                               ======
                  1996                                              0
                                                               ======











8.       RELATED-PARTY TRANSACTIONS

         ITC Holding occasionally provides certain administrative services, such as legal and tax planning services, for the Company. The costs of these services are charged to the Company based primarily on the salaries and related expenses for certain of the ITC Holding executives and an estimate of their time spent on projects specific to the Company. For the years ended December 31, 1998, 1997 and 1996, the Company recorded $102,000, $31,000, and $24,000, respectively, in selling, operations, and administrative expenses related to these services. In the opinion of management, the methodology used to calculate the amounts charged to the Company is reasonable. Additionally, during 1997, ITC Holding paid several invoices related to the construction of the Company's building. At December 31, 1997, there is approximately $419,000 related to these payments included in Accounts Payable--Affiliate in the Company's balance sheet.

         Certain of ITC Holding's other wholly-owned or majority-owned subsidiaries provide the Company with various services and/or receive services provided by the Company. These entities include Interstate Telephone Company, which provides switching and billing telephone services; ITC DeltaCom, Inc., which provides wholesale long-distance and related services and which leases capacity on certain of its fiber routes; and InterCall, Inc., which provides conference calling services. ITC Holding also holds equity investments in the following entities which do business with the Company: PowerTel, Inc., which provides cellular services, and MindSpring Enterprises, Inc. ("MindSpring"), which is a regional provider of Internet access. In management's opinion, the Company's transactions with these affiliated entities are representative of arm's-length transactions.

         For the years ended December 31, 1998, 1997 and 1996, the Company received services from these affiliated entities in the amounts of $1,681,000, $247,000, and $48,000, respectively, which are reflected in cost of services and selling, operations, and administrative expenses in the Company's statements of operations. In addition, in 1997 and 1996, the Company received services from these affiliated entities in the amount of $13,000 and $11,000, respectively, which is reflected in field and technical expenses in the Company's statement of operations. At December 31, 1997, amounts payable for these services of $33,000 are recorded in the Company's balance sheet as accounts payable--affiliate.

         During 1998, the Company leased office space to ITC DeltaCom, Inc and Powertel. Approximately $234,000 of lease income related to these transactions are recorded as other income in the Company's statement of operations for the year ended December 31, 1998.

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

         Relatives of the stockholders of ITC Holding are stockholders and employees of the Company's insurance provider. The costs charged to the Company for insurance services were approximately $386,000, $134,000 and $36,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         The chief executive officer of an affiliate served from July 15, 1996 to February 20, 1997 as president and chief executive officer of the Company. He served in his capacity as chief executive officer and president of the Company at the request of the Company and ITC Holding and received no compensation from the Company for the year ended December 31, 1996. The value of his services provided through February 20, 1997 is estimated to total approximately $20,000.


9.       BUSINESS ACQUISITIONS

         On October 30, 1998, the Company acquired substantially all of the assets of Cable Alabama Corporation ("Cable Alabama") for approximately $60,733,000 in cash and also purchased for $5,000,000 in cash, certain real property located in Huntsville, Alabama. Cable Alabama owned and operated a cable television system serving the Huntsville, Alabama area. KNOLOGY plans to upgrade the existing Cable Alabama plant into a high-speed fiber-coaxial network that is two-way interactive to provide additional broadband communications services such as local and long-distance service, digital television and high-speed Internet access. The Acquisition has been accounted for under the purchase method of accounting.

         The assets acquired are held by KNOLOGY of Huntsville, Inc. and have been included in the Company's consolidated financial statements effective September 1, 1998. The following unaudited pro forma results of operations for the years ended December 31, 1998 and 1997 assumes the Acquisition occurred on January 1, 1997. The pro forma information is presented for informational purposes only and may not be indicative of the actual results of operations had the Acquisition occurred on the assumed date, nor is the information necessarily indicative of future results of operations.

         On June 1, 1998, the Company acquired TTE, Inc., a non-facilities based reseller of local, long distance and operator services to small and medium-sized business customers throughout South Carolina, for a purchase price of $1.3 million. The acquisition has been accounted for under the purchase method of accounting.

         On December 5, 1997, the Company consummated the acquisition of Beach Cable, Inc., a Florida corporation that owned and operated a cable television system in Panama City Beach, Florida ("Beach Cable"). The acquisition was effected pursuant to an Agreement and Plan of Merger dated December 5, 1997 (the "Merger Agreement") by and among the Company, KNOLOGY of Panama City, Inc., Beach Cable, and L. Charles Hilton, Jr., the sole stockholder of Beach Cable, under which KNOLOGY of Panama City, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company, merged (the "Merger") with and into Beach Cable. Beach Cable, the surviving corporation in the Merger, was renamed KNOLOGY of Panama City, Inc. as of the effective time of the Merger (the "Effective Time") and became a wholly-owned subsidiary of the Company. At the Effective Time, all of the issued and outstanding shares of Common Stock, no par value, of KNOLOGY of Panama City were converted into 2,485 shares of preferred stock, par value $.01 per share, of the Company valued at approximately $3.7 million. Immediately following the Merger, the Company also contributed cash of approximately $3.9 million to KNOLOGY of Panama City to repay an existing note and related accrued interest to Hilton, Inc., a holding company owned by L. Charles Hilton, Jr. The Merger has been accounted for under the purchase method of accounting.

         As a result of the acquisition of KNOLOGY of Panama City, Inc., approximately one month's operations of KNOLOGY of Panama City are included in the accompanying statement of operations for the year ended December 31, 1997.

         The merged company, now KNOLOGY of Panama City has been included in the consolidated financial statements since December 5, 1997. The following unaudited pro forma results of operations for the years ended December 31, 1998 and 1997 assumes the Acquisition occurred on January 1, 1997. The pro forma information is presented for informational purposes only and may not be indicative of the actual results of operations had the Acquisition occurred on the assumed date, nor is the information necessarily indicative of future results of operations.


                                                                    1998               1997
                                                                ------------       ------------
               Operating revenues                               $ 35,987,109       $ 26,288,684
               Income before extraordinary items                 (45,959,350)       (22,972,184)
               Net income                                        (46,541,891)       (22,972,184)
               Earnings per share (a)                                  (6.22)             (5.31)

                  (a) Earnings per share is computed using 7,488,450 and 4,325,250 as number of shares outstanding in 1998 and 1997, respectively.



10.      SEGMENT INFORMATION

         Effective January 1998, the Company adopted SFAS 131, "Disclosures about segments of an Enterprise and Related Information," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

         The Company owns and operates advanced hybrid fiber-coaxial networks and provides residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, data and broadband carrier services ("BCS"). Data services include high-speed Internet access via cable modems. BCS includes local transport services such as local Internet transport, special access, local private line, and local exchange transport services.

         While management of the Company monitors the revenue generated from each of the various broadband services, operations are managed and financial performance is evaluated based upon the delivery of a multiple of the services to customers over a single network. As a result of multiple services being provided over a single network, there are many shared expenses and shared assets related to providing the various broadband services to customers. Management believes that any allocation of the shared expenses or assets to the broadband services would be arbitrary and impractical.

         Revenues by broadband communications service are as follows:

                                                  1998               1997            1996
                                              -----------        -----------      ----------
           Cable Television                   $22,193,992        $10,319,495      $5,334,183
           Telephone                            3,289,660             16,490               0
           Data and BCS                           286,775             19,083               0
                                              -----------        -----------      ----------
           Consolidated Revenues              $25,770,427        $10,355,068      $5,334,183
                                              ===========        ===========      ==========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




         We have audited in accordance with generally accepted auditing standards, the financial statements of KNOLOGY Holdings, Inc. included in this Annual Report on Form 10-K and have issued our report thereon dated February 19, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II--Valuation and Qualifying Accounts ("Schedule II") is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 30, 1999

                                  SCHEDULE II

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES
                              (SUCCESSOR COMPANY)
                        AND KNOLOGY OF MONTGOMERY, INC.
                             (PREDECESSOR COMPANY)

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998






                                                     YEAR              YEAR               YEAR
                                                    ENDED             ENDED               ENDED
                                                  DECEMBER 31,     DECEMBER 31,         DECEMBER 31,
                                                     1996              1997                1998
                                                     ----              ----                ----
Allowance for doubtful accounts,
balance at beginning of year                        $   17,113       $   23,342          $  108,528

Addition charged to cost and expense                    81,082          367,527           1,303,372

Deductions                                             (74,853)        (282,341)         (1,018,134)
                                                    ----------       ----------          ----------

Allowance for doubtful accounts,
balance at end of year                              $   23,342       $  108,528          $  393,766
                                                    ==========       ==========          ==========


EXHIBIT NUMBER                            EXHIBIT DESCRIPTION
--------------                            -------------------
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

     2.2                Purchase Agreement between Cable Alabama Corporation and
                        Knology of Huntsville, Inc., dated as of October 19,
                        1998.

     3.1 Certificate of Amendment of Certificate of Incorporation of KNOLOGY Holdings, Inc. (Filed as Exhibit 3.1 to the
                        Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

     3.2                Amended and Restated Bylaws of KNOLOGY Holdings, Inc.
                        (Filed as Exhibit 3.2 to the Form S-4 and incorporated herein by reference).

     3.3 Certificate of Amendment to Certificate of Designation of Preferred Stock. (Filed as Exhibit 3.2 to the Form
                        10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

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

    10.4                Lease Agreement dated April 15, 1996 by and between D.L.
                        Jordan and American Cable Company, Inc. (Filed as
                        Exhibit 10.5 to the Form S-4 and incorporated herein by reference).

    10.5 Pole Attachment Agreement dated January 1, 1998 by and between Gulf Power Company and Beach Cable, Inc. (Filed as Exhibit 10.7 to the Form S-4 and incorporated herein by reference).

10.6*    Telecommunications Facility Lease and Capacity Agreement, dated
         September 10, 1996, by and between Troup EMC Communications, Inc. and
         Cybernet Holding, Inc. (Filed as Exhibit 10.16 to the Form S-4 and incorporated herein by reference).

10.7     Master Pole Attachment Agreement dated January 12, 1998 by and between
         South Carolina Electric and Gas and KNOLOGY Holdings, Inc. d/b/a/
         KNOLOGY of Charleston (Filed as Exhibit 10.17 to the Form S-4 and incorporated herein by reference).

10.8           License Agreement dated September 29, 1995 by and between Montgomery Cablevision and Entertainment, Inc. and
               American Communications Services of Montgomery, Inc. (Filed as Exhibit 10.22 to the Form S-4 and incorporated herein by reference).

10.9*          License Agreement dated January 17, 1996 by and between American Cable, Inc. and American Communication Services
               of Columbus, Inc. (Filed as Exhibit 10.23 to the Form S-4 and incorporated herein by reference).

10.10          Addendum to License Agreement dated April 21, 1997 by and between American Cable, Inc. and American Communication
               Services of Columbus, Inc. (Filed as Exhibit 10.24 to the Form S-4 and incorporated herein by reference).

10.11          Lease Agreement, dated December 5, 1997 by and between The Hilton Company and KNOLOGY of Panama City, Inc. (Filed
               as Exhibit 10.25 to the Form S-4 and incorporated herein by reference).

10.12          Billing and Collection Services Agreement dated April 2, 1997 by and between Interstate Telephone Company and
               Cybernet Holding, Inc. (Filed as Exhibit 10.26 to the Form S-4 and incorporated herein by reference).

10.13        Certificate of Membership with National Cable Television Cooperative, dated January 29, 1996, of Cybernet Holding,
             Inc. (Filed as Exhibit 10.34 to the Form S-4 and incorporated herein by reference).

10.14        Stockholders' Agreement among KNOLOGY Holdings, Inc. and Certain Stockholders Thereof dated as of December 8, 1995
             (Filed as Exhibit 10.35 to the Form S-4 and incorporated herein by reference).

10.15        Amendment No. 1 to Stockholders' Agreement dated as of January 25, 1996 (Filed as Exhibit 10.36 to the Form S-4 and
             incorporated herein by reference).

10.16        Amendment No. 2 to Stockholders' Agreement dated as of April 18, 1996 (Filed as Exhibit 10.37 to the Form S-4 and
             incorporated herein by reference).

10.17        Amended and Restated Agreement Among Shareholders Among KNOLOGY Holdings, Inc. and Certain Shareholders thereof dated as of July 28, 1997 (Filed as Exhibit 10.38 to the Form S-4 and incorporated herein by reference).

10.18        Ordinance No. 99-16 effective March 16, 1999 between Columbus consolidated Government and KNOLOGY of Columbus, Inc.

10.19        Ordinance No. 16-90 (Montgomery, Alabama) dated March 6, 1990 (Filed as Exhibit 10.44 to the Form S-4 and incorporated herein by reference).

10.20        Ordinance No. 50-76 (Montgomery, Alabama) (Filed as Exhibit 10.45 to the Form S-4 and incorporated herein by reference).

10.21        Ordinance No. 9-90 (Montgomery, Alabama) dated January 16, 1990 (Filed as Exhibit 10.45.1 to the Form S-4 and
             incorporated herein by reference).

10.22        Resolution No. 58-95 (Montgomery, Alabama) dated April 6, 1995 (Filed as Exhibit 10.46 to the Form S-4 and
             incorporated  herein by reference).

10.23        Resolution No. 92-7 (Panama City Beach, Florida) dated July 23, 1992 (Filed as Exhibit 10.47 to the Form S-4 and
             incorporated herein by reference).

10.24        License (Bay County, Florida) dated January 5, 1993 (Filed as Exhibit 10.48 to the Form S-4 and incorporated herein by reference).

10.25        Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997 (Filed as Exhibit 10.49 to the Form S-4 and
             incorporated herein by reference)


10.26        Resolution No. 2075 (Bay County, Florida) dated November 18, 1997 (Filed as Exhibit 10.50 to the Form S-4 and
             incorporated herein by reference).

10.27        Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998 (Filed as Exhibit 10.53 to the Company's 1997 Annual
             Report on Form 10-K).

10.28        Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 (Filed as Exhibit 10.54 to the Company's 1997 Annual
             Report on Form 10-K).

10.30        Ordinance No. 98054 (Mount Pleasant, South Carolina) dated March 9, 1999.

10.31        Franchise Agreement (Charleston County, South Carolina) dated December 15, 1998.

10.32        Ordinance No. 1998-47 (North Charleston, South Carolina) dated May 28, 1998.

10.33        Ordinance No. 1998-77 (Charleston, South Carolina) dated April 28, 1998.

10.34        Ordinance No. 98-5 (Columbia County, Georgia) dated August 18, 1998.

10.35+       Switching Agreement dated May 1, 1998 between Interstate Telephone Company and KNOLOGY Holdings, Inc.

10.36        Network Access Agreement dated July 1, 1998 between SCANA Communications, Inc., f/k/a MPX Systems, Inc. and KNOLOGY
             Holdings, Inc.

10.37        Internet Access Contract dated September 1, 1998 between ITC Data Com Communications, Inc. and KNOLOGY Holdings, Inc.

10.38+       Collocation Agreement for Multiple Sites dated on or about June, 1998 between Interstate FiberNet, Inc. and KNOLOGY
             Holdings, Inc.

10.39+       Lease Agreement dated October 12, 1998 between Southern Company Services, Inc. and KNOLOGY Holdings, Inc.

10.40        Moldings, Inc., d/b/a KNOLOGY Facilities Transfer Agreement dated February 11, 1998 between South Carolina Electric and
             Gas Company and KNOLOGY Holdings, Inc., d/b/a KNOLOGY of Charleston.

10.41        License Agreement dated March 3, 1998 between BellSouth Telecommunications, Inc. and KNOLOGY Holdings, Inc.

10.44      Pole Attachment Agreement dated February 18, 1998 between KNOLOGY
           Holdings, Inc. and Georgia Power Company.

10.46 Assignment Agreement dated March 4, 1998 between Gulf Power Company and Knology of Panama City, Inc.

10.47      Adoption Agreements dated March 1, 1999 between KNOLOGY Holdings,
           Inc. and BellSouth Telecommunications, Inc.

10.48+     Lease Switching Agreement between South Carolina Net for TTE and
           KNOLOGY Holdings, Inc.

10.50+     Carrier Services Agreement dated September 30, 1998 between Business
           Telecom, Inc. and KNOLOGY Holdings, Inc.

10.51+     Reseller Services Agreement dated September 9, 1998 between Business
           Telecom, Inc. and KNOLOGY Holdings, Inc.

10.52+     Private Line Services Agreement dated September 10, 1998 between BTI
           Communications Corporation and KNOLOGY Holdings, Inc.

10.53      Credit Facility Agreement between First Union National Bank, First
           Union Capital Markets Corp. and KNOLOGY Holdings, Inc. dated December
           22, 1998.

10.54      Ordinance No. 284 (Cedar Grove, Florida) dated June 9, 1998.

10.55 License Agreement dated January 5, 1993 between County Commissioners of Bay County Florida and Beach Cable, Inc.

10.56      Ordinance No. 647 (Lynn Haven, Florida) dated May 12, 1998 between
           Knology of Panama City, Inc. and the City of Lynn Haven.

10.57 Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 between Knology of Panama City, Inc. and the City of Panama City.

10.58      Resolution No. 97-22 (Panama City Beach, Florida) dated December 3,
           1997 between Panama City Beach, Florida and KNOLOGY Holdings, Inc.

12.1       Statement regarding Computation of Ratio of Earnings to Fixed
           Charges.

21.1       Subsidiaries of KNOLOGY Holdings, Inc. (Filed as Exhibit 21.1 to the
           Form 21.1 to the Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference).

23.1       Consent of Arthur Andersen LLP.

27.1       Financial Data Schedule.


--------------------

+ Knology has applied for confidential treatment of portions of this Agreement.
  Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission.

----------

* Confidential treatment has been granted. The copy filed as an exhibit omits the information subject to the confidential treatment request.