Form 10-Q
period 1999-03-31
KNOLOGY HOLDINGS INC /GA
filed 1999-05-14
CIK 1048932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                        COMMISSION FILE NUMBER: 333-43339

                             KNOLOGY HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                                         58-2203141
-------------------------------------------                         ---------------------------------------
     (State or other jurisdiction of                                           (I.R.S. Employer
      incorporation or organization)                                         Identification No.)

          KNOLOGY HOLDINGS, INC.
         1241 O.G. SKINNER DRIVE
           WEST POINT, GEORGIA                                                      31833
-------------------------------------------                         ---------------------------------------
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

                                 Yes [X*] No [ ]

         As of March 31, 1999, there were 394 shares of the registrant's Common Stock outstanding and 49,852 shares of the registrant's Preferred Stock outstanding.

* The Company does not have any class of equity securities registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


PART I                     FINANCIAL INFORMATION                                                                   PAGE
         ITEM 1            FINANCIAL STATEMENTS..................................................................    2

                           Consolidated Balance Sheets as of  March 31, 1999 and
                                    December 31, 1998............................................................    2
                           Consolidated Statements of Operations for the three months ended
                                    March 31, 1999 and 1998......................................................    3
                           Consolidated Statement of Cash Flows for the three months ended
                                    March 31, 1999 and 1998......................................................    4
                           Notes to Financial Statements.........................................................    5

         ITEM 2            MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
                                    RESULTS OF OPERATIONS........................................................    7

PART II           OTHER INFORMATION

         ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K......................................................    14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    KNOLOGY HOLDINGS, INC. and SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                      MARCH 31,        DECEMBER 31,
                                                                        1999                1998
                                                                    ------------       ------------
                                    ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                     $         --       $  4,859,508
      Marketable securities                                           46,658,227         66,231,397
      Affiliate receivable                                             8,245,182          6,785,691
      Accounts receivable, net                                         4,675,418          5,108,491
      Prepaid expenses                                                   843,399            430,811
                                                                    ------------       ------------
                Total current assets                                  60,422,226         83,415,898
PROPERTY AND EQUIPMENT, net                                          211,055,232        195,496,617
INVESTMENT IN CLEARSOURCE, INC                                           825,072            825,072
INTANGIBLE AND OTHER ASSETS, net                                      49,141,849         52,606,063
OTHER                                                                    207,000            207,000
                                                                    ------------       ------------
Total assets                                                        $321,651,379       $332,550,650
                                                                    ============       ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Current portion of long-term debt                             $     12,174       $     12,174
      Bank overdraft                                                   6,894,336                 --
      Accounts payable                                                11,069,964          6,366,923
      Accrued liabilities                                              5,584,261         22,215,281
      Unearned revenue                                                 2,144,835          2,116,083
                                                                    ------------       ------------
                Total current liabilities                             25,705,570         30,710,461
NONCURRENT LIABILITIES:
      Long-term notes payable                                            119,138            122,070
      Long-term accrued interest payable                              25,807,645         21,036,541
      Bonds payable, net of discount                                 266,763,143        263,206,292
                                                                    ------------       ------------
                Total liabilities                                    318,395,496        315,075,364
WARRANTS                                                               2,486,960          2,486,960
STOCKHOLDERS' EQUITY
      Convertible preferred stock                                            499                499
      Common Stock                                                             4                  4
      Additional paid-in capital                                      64,864,366         64,864,366
      Accumulated deficit                                            (64,088,878)       (49,878,931)
      Unrealized gain (loss) on marketable securities (Note 4)            (7,068)             2,388
                                                                    ------------       ------------
                Total stockholders' equity                               768,923         14,988,326
                                                                    ------------       ------------
                Total liabilities and stockholders' equity          $321,651,379       $332,550,650
                                                                    ============       ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KNOLOGY HOLDINGS, INC. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                       1999              1998
                                                   ------------       -----------
OPERATING REVENUES                                   10,030,805         4,108,464
OPERATING EXPENSES:
       Cost of services                               4,837,541         1,773,053
       Selling, operating, and administrative         8,524,017         3,941,848
       Depreciation and amortization                  7,733,899         1,696,820
                                                   ------------       -----------
                   Total                             21,095,457         7,411,721
                                                   ------------       -----------
OPERATING LOSS                                      (11,064,652)       (3,303,257)
OTHER INCOME AND EXPENSES:
       Interest income                                  722,159         3,198,507
       Interest expense                              (7,795,748)       (6,987,817)
       Other income (expense), net                       45,161            60,000
                                                   ------------       -----------
                   Total                             (7,028,428)       (3,729,310)
                                                   ------------       -----------
LOSS BEFORE INCOME TAX BENEFIT                      (18,093,080)       (7,032,567)
INCOME TAX BENEFIT                                    3,883,133                --
                                                   ------------       -----------
NET LOSS                                           $(14,209,947)      $(7,032,567)
                                                   ============       ===========
NET LOSS PER SHARE:
       Basic and diluted                           $      (1.90)      $     (0.94)
                                                   ============       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                   7,478,194         7,497,750
                                                   ============       ===========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                   KNOLOGY HOLDINGS, INC. and SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                   1999               1998
                                                                               ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                $(14,209,947)      $ (7,032,567)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
             Depreciation and amortization                                        7,733,899          1,696,820
             Loss on disposition of assets                                           (5,416)                --
             Amortization of bond discount                                        3,556,851          3,159,073
             Changes in current assets and liabilities:
                  Accounts receivable                                               433,073            (99,412)
                  Accounts receivable - affiliate                                (1,459,491)                --
                  Prepaid expenses and other                                       (422,045)           (88,374)
                  Accounts payable & bank overdraft                              11,597,377         (1,574,438)
                  Accrued liabilities and interest                              (12,039,916)         4,951,947
                  Unearned revenue                                                   28,752             54,329
                                                                               ------------       ------------
                      Total adjustments                                           9,423,084          8,099,945
                                                                               ------------       ------------
                      Net cash provided by (used in) operating activities        (4,786,863)         1,067,378

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net of retirements                                 (19,452,076)       (14,075,955)
       Acquisitions, net                                                                 --            (76,788)
       Organizational and franchise cost expenditures, net                         (264,891)                --
       Proceeds form sales of assets                                                 54,361                 --
       Proceeds from sales of marketable securities, net                         19,573,170         11,839,241
                                                                               ------------       ------------
                  Net cash used in investing activities                             (89,436)        (2,313,502)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Expenditures related to issuance of debt                                      19,723           (124,923)
       Principal payments on debt                                                    (2,932)            (2,656)
                                                                               ------------       ------------
                  Net cash (used in) provided by financing activities                16,791           (127,579)
                                                                               ------------       ------------

NET INCREASE (DECREASE) IN CASH                                                  (4,859,508)        (1,373,703)

CASH AT BEGINNING OF PERIOD                                                       4,859,508          6,144,581
                                                                               ------------       ------------

CASH AT END OF PERIOD                                                          $         --       $  4,770,878
                                                                               ============       ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for interest                                $      7,124       $      3,647
       Cash paid during the period for income taxes                            $         --       $         --

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                   (UNAUDITED)



1.       ORGANIZATION AND NATURE OF BUSINESS

         KNOLOGY offers residential and business customers broadband communications services ("Broadband Services"), including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services ("BCS"). The Company provides these Broadband Services using high capacity hybrid fiber-coaxial networks that are two-way interactive ("Interactive Broadband Networks"). The Company operates Interactive Broadband Networks in five metropolitan areas (collectively the "Systems"):
         Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City; Florida; and Charleston, South Carolina and plans to expand to additional mid-sized cities in the southeastern United States. In addition, KNOLOGY provides analog cable television services in Huntsville, Alabama and is currently upgrading the Huntsville network to an Interactive Broadband Network, which will allow the Company to offer additional Broadband Services in the Huntsville market.

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

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K including the 1998 consolidated financial statements with footnotes. Certain prior year amounts have been reclassified to conform with the current presentation.

3.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"). This statement, which establishes accounting and reporting standards for derivative instruments and for hedging activities, is effective for the first quarter of fiscal years beginning after June 15, 1999. The Company does not currently have any items subject to disclosure pursuant to SFAS 133.

         During 1998, the Company adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," which requires that all non-governmental entities expense costs of start-up activities, including pre-operating, pre-opening and organization activities, as the costs are incurred. The Company expenses all startup costs as they are incurred.

4.       COMPREHENSIVE INCOME

         During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which the Company adopted as of January 1, 1997. SFAS No. 130 requires the Company to report in their financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's unrealized loss on marketable securities for the three months ended March 31, 1999 and the year ended December 31, 1998 is reported in the Stockholders' Equity section of the Company's Condensed Consolidated Balance Sheets.

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

         Revenues by broadband communications service are as follows:

                                           AS OF MARCH 31,
                                        1999             1998
                                    -----------      ----------
         Cable Television           $ 8,185,103      $3,998,833
         Telephone                    1,547,460          88,426
         Data and BCS                   298,242          21,208
                                    -----------      ----------
         Consolidated Revenues      $10,030,805      $4,108,464
                                    ===========      ==========

----------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, MEMBERS OF THE COMPANY'S SENIOR MANAGEMENT MAY, FROM TIME TO TIME, MAKE CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING THE COMPANY'S OPERATIONS, PERFORMANCE AND OTHER DEVELOPMENTS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "BUSINESS-RISK FACTORS" IN THE COMPANY'S 1998 ANNUAL REPORT ON FORM 10-K.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three months ended March 31, 1999 and certain factors that are expected to affect the Company's prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.

GENERAL

KNOLOGY offers residential and business customers Broadband Services, including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services ("BCS"). The Company provides these Broadband Services using high capacity hybrid fiber-coaxial networks that are two-way interactive . The Company owns, operates and manages Interactive Broadband Networks in five metropolitan areas:
Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City, Florida and Charleston, South Carolina and plans to expand to additional mid-sized cities in the southeastern United States. In addition, KNOLOGY provides analog cable television services in Huntsville, Alabama and is currently upgrading the Huntsville network to an Interactive Broadband Network, which will allow the Company to offer additional Broadband Services in the Huntsville market.

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

On October 30, 1998, the Company acquired the Cable Alabama cable television system which serves the Huntsville, Alabama area. The Company is currently upgrading the existing Cable Alabama plant into an Interactive Broadband Network.

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

The Company's operating expenses includes cost of services to provide cable television, telephone and Internet access services, selling, operating and administrative expenses, and depreciation and amortization expense. Cable television cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Cost of services related to the Company's Internet access and telephone services include primarily costs of Internet transport and telephone switching, interconnect and transport charges payable to local and long distance carriers. Selling costs include the cost of sales and marketing personnel and advertising and promotional expenses. Operating expenses include payroll and departmental costs incurred for network design, maintenance, monitoring and customer service including payroll and departmental costs incurred for customer service representatives and management. Administrative expenses consist of corporate and subsidiary general management and administrative costs. Depreciation and amortization includes depreciation of the Company's Interactive Broadband Networks and equipment, and amortization of cost in excess of net assets and other intangible assets related to acquisitions.

The Company has been expanding its networks and adding corporate staffing necessary to grow the business into new markets. Accordingly, the Company's operating expenses and capital expenditures have increased significantly and are expected to continue to increase as the Company continues to expand the existing Systems and into new markets.

The Company has incurred net losses in each quarter since its inception, and as of March 31, 1999, the Company had an accumulated deficit of $64.2 million. The Company anticipates that it will continue to incur net losses during the next several years as it continues to expand its operations as a result of substantially increased depreciation and amortization from the construction of new networks and operating expenses incurred as it builds its customer base. There can be no assurance that growth in the Company's revenue or subscriber base will continue or that the Company will be able to achieve or sustain profitability or positive cash flow.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

The following table sets forth certain operating and financial data for the three months ended March 31, 1999 and 1998:

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                         --------------------------
                                           1999              1998              CHANGE             %
                                         --------          --------            -------       -------
HOMES RELEASED TO SALES                   246,575           139,959            106,616          76.2%

RGU'S
  Cable Television                         80,068            41,976             38,092          90.7%

  Telephone
    On - Net                                3,904               623              3,281         526.6%
    Off - Net (1)                           5,864                 0              5,864         100.0%
                                          -------           -------            -------       -------
                                            9,768               623              9,145       1,467.9%

  Internet/BCS                              1,405               244              1,161         475.8%
                                          -------           -------            -------       -------
                     Total                 91,241            42,843             48,398          88.5%
                                          =======           =======            =======       =======

(1) Includes toll only lines serviced within the KNOLOGY footprint.


OPERATING REVENUES                   $ 10,030,805       $ 4,108,464       $  5,922,341         144.1%

OPERATING EXPENSES
  Cost of Services                      4,837,541         1,773,053          3,064,488         172.8%
  Selling, operating, and admin         8,524,017         3,941,848          4,582,169         116.2%
  Depreciation & Amortization           7,733,899         1,696,820          6,037,079         355.8%
                                     ------------       -----------       ------------        ------
                     Total             21,095,457         7,411,721         13,683,736         184.6%

OPERATING LOSS                        (11,064,652)       (3,303,257)        (7,761,395)       (235.0%)

OTHER INCOME AND EXPENSES              (7,028,425)       (3,729,310)        (3,299,115)         88.5%
                                     ------------       -----------       ------------        ------
LOSS BEFORE INCOME TAX BENEFIT        (18,093,080)       (7,032,567)       (11,060,513)       (157.3%)

INCOME TAX BENEFIT                      3,883,133                 0          3,883,133         100.0%
                                     ------------       -----------       ------------        ------
NET LOSS                             $(14,209,947)      $(7,032,567)      $  7,177,380        (102.1%)
                                     ============       ===========       ============        ======


REVENUES. Operating revenues for the three months ended March 31, 1999 increased 144% to $10.0 million, compared to $4.1 million for the three months ended March 31, 1998. The increased revenues are primarily due to a higher number of RGU's during the three months ended March 31, 1999 compared to the same period in 1998. The additional RGU's resulted primarily from:

         - the extension of the Company's Broadband networks in the Montgomery, Columbus and Panama City Markets,

         - the initial offering of broadband services in the Augusta and Charleston markets at the end of the third quarter of 1998, and

         - the acquisition of TTE and Cable Alabama systems in June 1998 and October 1998, respectively.

EXPENSES. The Company's operating expenses for the three months ended March 31, 1999, excluding depreciation and amortization, increased 134.4% to $13.4 million, compared to $5.7 million for the three months ended March 31, 1998. Cost of services were $4.8 million in 1999 compared to $1.8 million in 1998. Selling, operating, and administrative expenses were $8.5 million and $3.9 million, respectively, for such periods. The increase in the Company's cost of services and selling, operating, and administrative expenses is consistent with the growth in revenues and is due to the expansion of the Company's operations and the increase in the number of employees in connection with such expansion and growth into new markets.

Depreciation and amortization for the three months ended March 31, 1999 increased to $7.7 million, compared to $1.7 million for the three months ended March 31, 1998 due to a significant increase in property, plant, equipment and intangible assets resulting from the expansion of the Company's networks; the acquisition of the TTE and Cable Alabama systems; and the purchase of buildings, computers and office equipment at the corporate and subsidiary locations.

Interest expense for the year ended March 31, 1999 increased to $7.8 million, compared to $7.0 million for the three months ended March 31, 1998. The increase in interest expense reflects the accrual of the interest expense attributable to the Senior Discount Notes issued in October 1997.

Interest income for the three months ended March 31, 1999 was $722,000, compared to $3.2 million for the same period in 1998 and reflects the interest earned from the investment of certain proceeds received from the issuance of the Senior Discount Notes in October 1997. The decrease in interest income is due to the draw down of cash to fund planned expansion and acquisitions.

NET LOSS. The Company incurred a net loss for the three months ended March 31, 1999 of $14.2 million compared to a net loss of $7.0 million for the three months ended March 31, 1998. The Company expects its net losses to continue to increase as the Company continues to expand its business.

LIQUIDITY AND CAPITAL RESOURCES.

As of March 31, 1999, the Company had net working capital of $34.7 million, compared to $52.7 million at December 31, 1998.

The Company has required significant capital for operating and investing activities in the development of its business. For the three months ended March 31, 1999, the Company used approximately $4.8 million in cash flows from operating activities and used approximately $89,000 in cash flows from investing activities. Operating activities consisted primarily of $14.2 million of net loss and $1.9 million of changes in current assets and liabilities, which were partially offset by $7.7 million of depreciation and amortization and $3.6 million of bond accretion on the Senior Discount Notes. The Company's investing activities for the three months ended March 31, 1999 primarily consisted of $19.5 million of capital expenditures which were funded primarily by proceeds from the sale of short-term investments of $19.6 million. The short-term investments sold represent a portion of the proceeds received from the October 22, 1997 offering of Senior Discount Notes that were invested in marketable securities.

On October 22, 1997, the Company received net proceeds of approximately $242.4 million from the offering of Senior Discount Notes (the "Offering"). The Notes were sold at a substantial discount from their principal amount at maturity and there will not be any payment of interest on the Notes prior to April 15, 2003. The Notes will fully accrete to face value of $444.1 million on October 15, 2002. From and after October 15, 2002, the Notes will bear interest, which will be payable in cash, at a rate of 11-7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The Indenture contains covenants that affect, and in certain cases significantly limit or prohibit, among other things, the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, redeem capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. If the Company fails to comply with these covenants, the

Company's obligation to repay the Notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the Indenture restricts the Company's ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits the Company and its subsidiaries to incur an unlimited amount of indebtedness to finance the acquisition of equipment, inventory and network assets and to secure such indebtedness, and to incur up to $50 million of additional secured indebtedness. Upon a "Change of Control" of the Company (as defined in the Indenture), the Company would be required to make an offer to purchase the Notes at a purchase price equal to 101% of their accreted value, plus accrued interest.

In connection with the Senior Discount Notes Offering, the Company completed an equity private placement, in which the Company issued approximately 21,400 additional shares of Preferred Stock at $1,500 per share for aggregate proceeds of approximately $32.2 million.

On December 22, 1998, the Company entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp. The Credit Facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At the Company's option, interest will accrue based on either the Alternate Base Rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from .50% to 2.50% based on the leverage ratio of the Company. The Credit Facility contains a number of covenants including, among others, covenants limiting the ability of the Company and its subsidiaries to incur debt, create liens, pay dividends, make distributions or stock repurchases, make certain investments, engage in transactions with affiliates, sell assets, and engage in mergers and acquisitions. The Credit Facility also includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis including the number of revenue generating units and average revenue per subscriber. Based on the Company's current 1999 business plan, the Company expects to remain in compliance with these covenants through the end of the year. However, there can be no assurance that the Company will meet its current plan or that the Company will remain in compliance with the Credit Facility covenants regarding business performance. If the Company does not remain in compliance with the covenants, the Company would not be able to draw any additional funds under the Credit Facility, and would need to obtain a waiver from the lender to avoid having to refinance or repay the amounts drawn under the Credit Facility. If the Company does not have cash available to repay amounts drawn under the Credit Facility, it would have to seek outside financing, and there is no assurance that such outside financing could be obtained on terms favorable to the Company. The Credit Facility allows the Company to borrow up to five times certain individual subsidiary's annualized "consolidated adjusted cash flow" (as defined in the Credit Facility agreement). The maximum amount currently available under the Credit Facility is approximately $25 million, assuming compliance with all of the operating and financial covenants. To date, no funds have been drawn against the Credit Facility.

The Company's business requires substantial investment to finance capital expenditures and related expenses to expand and/or upgrade the Interactive Broadband Networks, to fund subscriber equipment, to fund operating losses and to maintain the quality of its networks. The Company currently expects to spend at least $80 million during 1999 for planned expansion and/or upgrade of the Montgomery, Columbus, Panama City, Augusta, Charleston and Huntsville networks. In addition, the Company currently expects to spend at least $22.5 million in 1999 for non-plant capital expenditures and to fund operating losses. Failure to have access to sufficient funds for planned capital expenditures during 1999 may require the Company to delay some of its plans. However, the Company believes that funding needs in excess of current cash reserves, internally generated cash flow and availability under the Credit Facility could be obtained by raising additional capital in private equity, public equity or debt transactions during 1999. The Company currently expects to seek to raise additional capital in private or public equity and/or debt transactions during 1999, although there is no assurance that such outside financing could be obtained on terms favorable to the Company.

The Company presently estimates the cost of constructing networks and funding initial subscriber equipment in additional new cities at approximately $45 million to $65 million per city. Actual costs may vary significantly from this range and will depend in part on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, other factors affecting construction costs, costs associated with the cable franchise in each city, the number of subscribers, the mix of services purchased, the cost of subscriber equipment paid for or financed by the Company and other factors. The Company will need additional financing to expand into additional cities for new business activities or in the event it decides to make additional acquisitions.

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

The Year 2000 Plan consists of six phases: (i) awareness, (ii) assessment, (iii) remediation (whether by upgrade or replacement), (iv) testing and validation,
(v) implementation and (vi) creation of contingency plans in the event of year 2000 failures. The Company has completed the awareness and assessment phase of its Year 2000 Plan for all the Company's Critical IT Systems and Non-Critical IT Systems. In addition, the Company continues the awareness phase of its Year 2000 Plan regarding its Third Party Systems. As part of the assessment phase, the Company has polled substantially all of the third parties who provide material hardware, software or services to the Company as part of its Critical IT Systems, Non-Critical IT Systems and Third Party Systems regarding each of such third party's Year 2000 compliance plan and state of readiness. The Company has received responses regarding Year 2000 compliance from some third parties with respect to the Company's Critical IT Systems and Non-Critical IT Systems. A majority of all third parties that responded have assured the Company that their hardware and/or software is or will be Year 2000 compliant. Interstate Telephone Company, Inc. and Valley Telephone Company, however, have informed the Company that they are in the testing stages of their year 2000 programs and are unable to predict with certainty whether or when they will be Year 2000 ready. These companies provide telephony carrier access billing, customer care and billing, and switching services to the Company. The Company has substantially all of such responses and it is actively seeking responses from the remainder of the third parties.

In addition, the Company has completed the assessment phase of the Year
2000 Plan regarding the Company's Non-IT Systems, which the Company believes are not as crucial to the Company's business, financial condition and operations as the other systems. The Company is currently upgrading systems that were identified as non compliance during the assessment phase.

The initial actions in the remediation phase are being conducted, and will be conducted, by the third parties who provide software, hardware or services that comprise the Systems. The Company has participated in certain upgrades or replacements, and/ or demonstrations of Year 2000 compliance regarding its Critical IT Systems during the fourth quarter of 1998. The Company intends to complete the remainder of required upgrades or replacements and/or demonstrations of Year 2000 compliance regarding its Systems during the second quarter of 1999.

The Company has commenced testing of the individual software and hardware components and, eventually, it will conduct end-to-end testing of each of the Systems as the remediation phase nears completion as to each of the Company's Systems. The Company will start the tests with the Critical IT Systems and Third Party Systems and finish with the Non-Critical IT Systems and Non-IT Systems. The Company's Year 2000 Plan provides for completion of all testing regarding the Systems during the third quarter of 1999.

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

Interstate Telephone Company, Inc. and Valley Telephone Company, Inc., each a wholly-owned subsidiary of the Company's majority stockholder, ITC Holding Company, Inc., have informed the Company that they are in the midst of their year 2000 programs and remain unable to predict with certainty whether or when they will be Year 2000 ready. The Company depends on these companies for its telephony carrier access billing, customer care and billing, and switching services. These companies rely on third party vendors for the telephony customer care and billing, and switching services and use a legacy system for telephony carrier access billing services. These companies have contacted such third party vendors and have scheduled demonstrations of Year 2000 compliance in the second quarter of 1999. The legacy system used in connection with telephony carrier access billing has completed remediation and is in the process of being tested. The Company is working with both companies on Year 2000 projects and to prepare contingency arrangements, if necessary. Although revenues derived from the Company's telephony services currently comprise an immaterial percentage of the Company's total revenues, the failure to timely remedy any year 2000 problems and/or develop a viable contingency plan could result in the Company's temporary inability to provide telephony services to its customers and have a material adverse effect on the Company's business, financial condition and results of operations.

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

COSTS

To date, the Company has incurred costs of approximately $200,000 in connection with its Year 2000 Plan. Future costs will include, among others, the continue use of an outside consultant, development and execution of testing Systems, upgrades or replacements of hardware and software, and implementation of viable contingency plans. The Company expenses costs associated with the Year 2000 Plan as they are incurred and anticipates funding the costs of the Year 2000 Plan from cash flows. To date, the Company has not deferred any specific IT project due to the costs of the Year 2000 Plan.

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


ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material market risk sensitive instruments.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS

Exhibit Number             Description of Exhibit
--------------             ----------------------

27.1   Financial Data Schedule for the three months ended March 31, 1999.
       (for SEC use only)

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KNOLOGY Holdings, Inc.

         May 12, 1999               By: /s/ William E. Morrow
                                       -----------------------------------------
                                       William E. Morrow
                                       Vice Chairman and Chief Executive Officer