Form 10-Q
period 1999-06-30
KNOLOGY HOLDINGS INC /GA
filed 1999-08-13
CIK 1048932

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                           Yes [X*]    No [ ]







         As of June 30, 1999, there were 394 shares of the registrant's Common Stock outstanding and 49,852 shares of the registrant's Preferred Stock outstanding.



* The Company does not have any class of equity securities registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES
                          QUARTER ENDED JUNE 30, 1999
                                     INDEX


PART I                     FINANCIAL INFORMATION                                                          PAGE

         ITEM 1            FINANCIAL STATEMENTS............................................................  2
                           Consolidated Balance Sheets.....................................................  2
                           Consolidated Statements of Operations...........................................  3
                           Consolidated Statement of Cash Flows............................................  4
                           Notes to Consolidated Financial Statements......................................  5

         ITEM 2            MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
                                    RESULTS OF OPERATIONS..................................................  7


PART II                    OTHER INFORMATION

         ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K................................................ 14

                         PART I-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 1999

                                  (UNAUDITED)


                                                                             JUNE 30,          DECEMBER 31,
                                                                               1999                 1998
                                                                         ----------------------------------

                                  ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                           $         --         $  4,859,508
      Marketable securities                                                 16,954,564           66,231,397
      Affiliate receivable                                                  11,520,948            6,785,691
      Accounts receivable, net                                               4,809,088            5,108,491
      Prepaid expenses                                                         607,160              430,811
                                                                          ------------         ------------
              Total current assets                                          33,891,760           83,415,898

PROPERTY AND EQUIPMENT, net                                                231,482,131          195,496,617

INVESTMENT IN CLEARSOURCE, INC                                                 825,072              825,072

INTANGIBLE AND OTHER ASSETS, net                                            46,013,567           52,606,063

OTHER                                                                          191,524              207,000
                                                                          ------------         ------------
Total assets                                                              $312,404,054         $332,550,650
                                                                          ============         ============


               LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
      Current portion of long-term debt                                   $     12,174         $     12,174
      Bank overdraft                                                         3,244,460                   --
      Accounts payable                                                      14,243,331            6,366,923
      Accrued liabilities                                                    4,780,338           22,215,281
      Unearned revenue                                                       2,279,133            2,116,083
                                                                          ------------         ------------
               Total current liabilities                                    24,559,436           30,710,461

NONCURRENT LIABILITIES:
      Long-term notes payable                                                  119,576              122,070
      Long-term accrued interest payable                                    30,768,843           21,036,541
      Bonds payable, net of discount                                       270,461,712          263,206,292
                                                                          ------------         ------------
               Total liabilities                                           325,909,567          315,075,364

WARRANTS                                                                     2,486,960            2,486,960

STOCKHOLDERS' (DEFICIT) EQUITY
      Convertible preferred stock                                                  499                  499
      Common Stock                                                                   4                    4
      Additional paid-in capital                                            64,864,366           64,864,366
      Accumulated deficit                                                  (80,830,874)         (49,878,931)
      Unrealized (loss) gain on marketable securities (Note 4)                 (26,468)               2,388
                                                                          ------------         ------------
               Total stockholders' (deficit) equity                        (15,992,473)          14,988,326
                                                                          ------------         ------------
               Total liabilities and stockholders' (deficit) equity       $312,404,054         $332,550,650
                                                                          ============         ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                       THREE MONTHS ENDED               SIX MONTHS ENDED
                                                            JUNE 30,                        JUNE 30,
                                                    1999              1998           1999              1998
                                                ------------     -----------    -------------     ------------


OPERATING REVENUES                              $ 10,601,310     $ 5,050,189     $ 20,632,115     $  9,158,653
                                                ------------     -----------     ------------     ------------

OPERATING EXPENSES:
      Cost of services                             5,176,643       2,163,798       10,014,184        3,936,851
      Selling, operating, and administrative       9,672,062       5,304,185       18,196,079        9,246,033
      Depreciation and amortization                8,325,951       1,916,494       16,059,846        3,613,314
                                                ------------     -----------     ------------     ------------
                 Total                            23,174,656       9,384,477       44,270,109       16,796,198
                                                ------------     -----------     ------------     ------------

OPERATING LOSS                                   (12,573,346)     (4,334,288)     (23,637,994)      (7,637,545)

OTHER INCOME AND EXPENSES:
      Interest income                                386,377       2,934,910        1,108,536        6,133,417
      Interest expense                            (7,846,703)     (7,066,371)     (15,642,451)     (14,054,188)
      Other income (expense), net                     47,695         116,164           92,844          176,164
                                                ------------     -----------     ------------     ------------
                 Total                            (7,412,631)     (4,015,297)     (14,441,071)      (7,744,607)
                                                ------------     -----------     ------------     ------------

LOSS BEFORE INCOME TAX BENEFIT                   (19,985,977)     (8,349,585)     (38,079,065)     (15,382,152)

INCOME TAX BENEFIT                                 3,243,989              --        7,127,122               --
                                                ------------     -----------     ------------     ------------

NET LOSS                                        $(16,741,988)    $(8,349,585)    $(30,951,943)    $(15,382,152)
                                                ============     ===========     ============     ============

NET LOSS PER SHARE:
      Basic and diluted                         $      (2.24)    $     (1.11)    $      (4.14)    $      (2.05)
                                                ============     ===========     ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING                7,478,194       7,497,750        7,478,194        7,497,750
                                                ============     ===========     ============     ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                          1999                1998
                                                                                    ---------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                     $(30,951,943)        $(15,382,152)
       Adjustments to reconcile net loss to net cash
          (used in) provided by operating activities:
             Depreciation and amortization                                            16,059,846            3,613,314
             Loss on disposition of assets                                                (5,416)                  --
             Amortization of bond discount                                             7,255,420            6,449,607
             Changes in operating assets and liabilities:
                 Accounts receivable                                                     299,403           (1,080,665)
                 Accounts receivable - affiliate                                      (4,735,257)                  --
                 Prepaid expenses and other                                             (205,205)            (216,299)
                 Accounts payable & bank overdraft                                    11,120,868           (2,770,993)
                 Accrued liabilities and interest                                     (7,702,641)          14,205,302
                 Unearned revenue                                                        163,050              250,439
                                                                                    ------------         ------------
                     Total adjustments                                                22,250,068           20,450,705
                                                                                    ------------         ------------
                     Net cash (used in) provided by operating activities              (8,701,875)           5,068,553
                                                                                    ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net of retirements                                      (45,478,497)         (43,037,330)
       Organizational and franchise cost expenditures, net                                43,695             (109,002)
       Proceeds form sales of assets                                                      54,361                   --
       Proceeds from sales of marketable securities, net                              49,276,833           34,919,500
                                                                                    ------------         ------------
                 Net cash provided by (used in) investing activities                   3,896,392           (8,226,832)
                                                                                    ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Expenditures related to issuance of debt                                          (51,531)            (283,650)
       Principal payments on debt                                                         (2,494)              (2,656)
                                                                                    ------------         ------------
                 Net cash used in financing activities                                   (54,025)            (286,306)
                                                                                    ------------         ------------

NET DECREASE IN CASH                                                                  (4,859,508)          (3,444,585)

CASH AT BEGINNING OF PERIOD                                                            4,859,508            6,144,581
                                                                                    ------------         ------------

CASH AT END OF PERIOD                                                               $         --         $  2,699,996
                                                                                    ============         ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for interest                                     $      8,507         $      3,647
       Net cash paid for acquisition                                                $         --         $  1,178,958

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                 JUNE 30, 1999
                                  (UNAUDITED)



1.       ORGANIZATION AND NATURE OF BUSINESS

         KNOLOGY (the "Company") offers residential and business customers broadband communications services ("Broadband Services"), including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services ("BCS"), using high capacity hybrid fiber-coaxial networks that are two-way interactive ("Interactive Broadband Networks") to provide these Broadband Services. The Company operates Interactive Broadband Networks in five metropolitan areas (collectively the "Systems"): Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; and Charleston, South Carolina and plans to expand to additional mid-sized cities in the southeastern United States. In addition, KNOLOGY provides analog cable television services in Huntsville, Alabama and is currently upgrading the Huntsville network to an Interactive Broadband Network, which will allow the Company to offer additional Broadband Services in the Huntsville market.

         The Company has experienced operating losses as a result of the expansion of the advanced broadband communications networks and services into new and existing markets. Management expects to continue the focus on increasing the customer base and expanding the broadband operations. Accordingly, operating expenses and capital expenditures will continue to increase with the extension of the broadband communications networks in existing and new markets in accordance with the business plan. While management expects its expansion plans to result in profitability, there can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability and/or positive cash flow.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results at June 30, 1999, and for the three and six months then ended are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.

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


4.       COMPREHENSIVE INCOME

         During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which the Company adopted as of January 1, 1997. SFAS No. 130 requires the Company to report in their financial statements, in addition to its net income (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's unrealized loss on marketable securities for the six months ended June 30, 1999 and the year ended December 31, 1998 is reported in the Stockholders' Equity section of the Company's Condensed Consolidated Balance Sheets.


5.       RECLASSIFICATIONS

         Certain amounts included in the 1998 financial statements have been reclassified to conform with the 1999 financial statements.



6.       SEGMENT INFORMATION

         Effective January 1998, the Company adopted SFAS 131, "Disclosures about segments of an Enterprise and Related Information," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

         The Company owns and operates advanced hybrid fiber-coaxial networks and provides residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, data and broadband carrier services ("BCS"). Data services include high-speed Internet access via cable modems. BCS includes local transport services such as local Internet transport, special access, local private line, and local loop services.

         While management of the Company monitors the revenue generated from each of the various broadband services, operations are managed and financial performance is evaluated based upon the delivery of multiple services to customers over a single network. As a result of multiple services being provided over a single network, many expenses and assets are shared related to providing the various broadband services to customers. Management believes that any allocation of the shared expenses or assets to the broadband services would be subjective and impractical.

       Revenues by broadband communications service are as follows:


                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                  1999                1998          1999                1998
                                                ------------     -----------     ------------     ------------

       Cable Television                         $  8,384,705     $ 4,527,285     $ 16,569,808     $  8,527,225
       Telephone                                   1,853,097         481,362        3,400,557          568,682
       Data and BCS                                  363,508          41,542          661,750           62,746
                                                ------------     -----------     ------------     ------------
       Consolidated Revenues                    $ 10,601,310     $ 5,050,189     $ 20,632,115     $  9,158,653
                                                ============     ===========     ============     ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT'S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS REPORT INCLUDE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT THE COMPANY WILL NOT RETAIN OR GROW ITS CUSTOMER BASE, (2) THAT THE COMPANY WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS,
(3) THAT THE COMPANY WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING ITS INDUSTRY AND MARKETS, (4) THAT NEEDED FINANCING WILL NOT BE AVAILABLE TO THE COMPANY IF AND AS NEEDED, (5) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, (6) THAT THE COMPANY OR ITS VENDORS AND SUPPLIERS MAY FAIL TO TIMELY ACHIEVE YEAR 2000 READINESS SUCH THAT THERE IS A MATERIAL ADVERSE IMPACT ON THE BUSINESS, OPERATIONS OR FINANCIAL RESULTS OF THE COMPANY, (7) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

The following is a discussion of the consolidated financial condition and results of operations of the Company for the three and six months ended June 30, 1999 and certain factors that are expected to affect the Company's prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.

GENERAL

KNOLOGY (the "Company") offers residential and business customers Broadband Services, including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services ("BCS"). We provide these Broadband Services using high capacity hybrid fiber-coaxial networks that are two-way interactive. The Company owns, operates and manages Interactive Broadband Networks in five metropolitan areas:
Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City, Florida and Charleston, South Carolina and plans to expand to additional mid-sized cities in the southeastern United States. In addition, we provide analog cable television services in Huntsville, Alabama and are currently upgrading the Huntsville network to an Interactive Broadband Network, which will allow additional Broadband Services to be offered in the Huntsville market.

KNOLOGY has been providing cable television service since 1995. The Company began providing telephone and high-speed Internet access services in 1997 and it initially offered BCS services in 1998. We believe our ability to provide numerous services over the same network facilities and to bundle the services at an attractive price, coupled with emphasis on customer service, provides a competitive advantage.

KNOLOGY began providing cable television service by acquiring cable television systems in Montgomery, Alabama and Columbus, Georgia in 1995 and using those systems as a base for constructing new Interactive Broadband Networks. Since acquiring the Montgomery and Columbus systems, we have upgraded the acquired networks allowing us to offer additional Broadband Services.

The Company acquired a cable television system in Panama City Beach, Florida in December 1997. Since the acquisition, we have begun upgrading the Beach Cable system and extending the network into the Panama City metro area.

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

On October 30, 1998, the Company acquired the Cable Alabama cable television system serving the Huntsville, Alabama area. The existing Cable Alabama plant is being upgraded to an Interactive Broadband Network.

Operating revenues include charges earned for providing cable television, local and long distance telephone and Internet access services, as well as miscellaneous revenues resulting principally from converter rentals, installation fees, franchise fees and late payment charges. Cable television revenues consist of fixed monthly fees for basic and premium cable television services, as well as fees from pay-per-view movies and events, such as boxing matches and concerts, that involve a charge for each viewing. Revenues from the Company's telephone services consist primarily of fixed monthly fees for local service and enhanced services such as call waiting and voice mail, and usage fees for long distance service. Revenues from Internet access services consist primarily of fixed monthly fees for service and rental of cable modems.

The Company's operating expenses include cost of services to provide cable television, telephone and Internet access services, selling, operating and administrative expenses, and depreciation and amortization expense. Cable television cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Cost of services related to our Internet access and telephone services include primarily costs of Internet transport and telephone switching, interconnect and transport charges payable to local and long distance carriers. Selling costs include the cost of sales and marketing personnel and advertising and promotional expenses. Operating expenses include payroll and departmental costs incurred for network design, maintenance, monitoring and customer service. Administrative expenses consist of corporate and subsidiary general management and administrative costs. Depreciation and amortization includes depreciation of our Interactive Broadband Networks and equipment, and amortization of cost in excess of net assets and other intangible assets related to acquisitions.

The Company has been expanding its networks and adding corporate staffing necessary to grow the business into new markets. Accordingly, our operating expenses and capital expenditures have increased significantly and are expected to continue to increase with the continued expansion of the existing Systems and into new markets.

The Company has incurred net losses in each quarter since its inception, and as of June 30, 1999, the accumulated deficit had reached $80.8 million. Management anticipates incurring net losses during the next several years while continuing to expand operations, and as a result of substantially increased depreciation and amortization from the construction of the new networks and operating expenses incurred in building the customer base. There can be no assurance that growth in revenue or the subscriber base will continue or that Knology will be able to achieve or sustain profitability or positive cash flow.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

The following table sets forth certain operating and financial data for the three months ended June 30, 1999 and 1998:

                                                          AS OF JUNE 30,
                                                       1999           1998            CHANGE                %
                                                     -------         -------          -------             -----

HOMES RELEASED TO SALES                              265,511         147,916          117,595             79.5%
                                                     =======         =======          =======             ====

RGU'S
  Cable Television                                    82,459          45,215           37,244             82.4%
                                                      ------          ------           ------             ----

  Telephone
    On - Net                                           6,415           1,475            4,940            334.9%
    Off - Net (1)                                      6,357           5,601              756             13.5%
                                                      ------          ------           ------             ----
                                                      12,772           7,076            5,696             80.5%

  Internet/BCS                                         2,334             395            1,939            490.9%
                                                      ------          ------           ------             ----
                     Total                            97,565          52,686           44,879             85.2%
                                                      ======          ======           ======             ====

(1) Off-net lines include all resale lines sold within KNOLOGY's footprint.

                                                  THREE MONTHS ENDED JUNE 30,
                                                    1999            1998            CHANGE                 %
                                                ------------     -----------     ------------            -----

OPERATING REVENUES                              $ 10,601,310     $ 5,050,189     $  5,551,121            109.9%
                                                ------------     -----------     ------------            -----

OPERATING EXPENSES
  Cost of Services                                 5,176,643       2,163,798        3,012,845            139.2%
  Selling, operating, and admin.                   9,672,062       5,304,185        4,367,877             82.3%
  Depreciation & Amortization                      8,325,951       1,916,494        6,409,457            334.4%
                                                ------------     -----------     ------------            -----
                     Total                        23,174,656       9,384,477       13,790,179            146.9%
                                                ------------     -----------     ------------            -----

OPERATING LOSS                                   (12,573,346)     (4,334,288)       8,239,058            190.1%

OTHER INCOME AND EXPENSES                         (7,412,631)     (4,015,297)       3,397,334             84.6%
                                                ------------     -----------     ------------            -----

LOSS BEFORE INCOME TAX BENEFIT                   (19,985,977)     (8,349,585)      11,636,392            139.4%

INCOME TAX BENEFIT                                 3,243,989              --        3,243,989               --
                                                ------------     -----------     ------------            -----

NET LOSS                                        $(16,741,988)    $(8,349,585)    $  8,392,403            100.5%
                                                ============     ===========     ============            =====


REVENUES. Operating revenues increased 109.9% from $5.1 million for the three months ended June 30, 1998 to $10.6 million for the three months ended June 30, 1999. The increased revenues are primarily due to a higher number of RGU's during the three months ended June 30, 1999 compared to the same period in 1998. The additional RGU's resulted primarily from:

         - the extension of the Company's Broadband networks in the Montgomery, Columbus and Panama City Markets,

         - the continued growth of broadband services in the Augusta and Charleston Markets, and

         - the acquisition of TTE and Cable Alabama systems in June 1998 and October 1998, respectively.

EXPENSES. Operating expenses, excluding depreciation and amortization, increased 98.8% from $7.5 million for the three months ended June 30, 1998 to $14.8 million for the three months ended June 30, 1999. Cost of services increased 139.2% from $2.2 million for the three months ended June 30, 1998 to $5.2 million for the three months ended June 30, 1999. Selling, operating, and administrative expenses increased 82.3% from $5.3 million for the three months ended June 30, 1998 to $9.7 million for the three months ended June 30, 1999. The increase in the Company's cost of services and operating expenses is consistent with the growth in revenues and is a result of the expansion of the operations and the increase in the number of employees associated with such expansion and growth into new markets.

Depreciation and amortization increased from $1.9 million for the three months ended June 30, 1998 to $8.3 million for the three months ended June 30, 1999. The increase in depreciation and amortization is due to significant additions in property, plant, equipment and intangible assets resulting from the expansion of the Company's networks; the acquisition of the TTE and Cable Alabama systems; and the purchase of buildings, computers and office equipment at the corporate and subsidiary locations.

Interest expense increased from $7.1 million for the three months ended June 30, 1998 to $7.8 million for the three months ended June 30, 1999. The increase in interest expense reflects the accrual of the interest attributable to the Senior Discount Notes issued in October 1997.

Interest income was $2.9 million for the three months ended June 30, 1998, compared to $386,000 for the same period in 1999 and reflects the interest earned from the investment of certain proceeds received from the issuance of the Senior Discount Notes in October 1997. The decrease in interest income is due to the draw down of cash to fund planned expansion and acquisitions.

NET LOSS. The Company incurred a net loss of $8.3 million for the three months ended June 30, 1998 compared to a net loss of $16.7 million for the three months ended June 30, 1999. Management expects net losses to continue to increase as the Company continues to expand its business.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

The following table sets forth certain financial data for the six months ended June 30, 1999 and 1998:


                                                SIX MONTHS ENDED JUNE 30,

                                                    1999             1998           CHANGE            %
                                                ------------     -----------     ------------       -----

OPERATING REVENUES                              $ 20,632,115     $ 9,158,653     $ 11,473,462       125.3%
                                                ------------     -----------     ------------       -----

OPERATING EXPENSES
Cost of Services                                  10,014,184       3,936,851        6,077,333       154.4%
Selling, operating, and admin.                    18,196,079       9,246,033        8,950,046        96.8%
Depreciation & Amortization                       16,059,846       3,613,314       12,446,532       344.5%
                                                ------------     -----------     ------------       -----
               Total                              44,270,109      16,796,198       27,473,911       163.6%
                                                ------------     -----------     ------------       -----


OPERATING LOSS                                   (23,637,994)     (7,637,545)      16,000,449       209.5%

OTHER INCOME AND EXPENSES                        (14,441,071)     (7,744,607)       6,696,464        86.5%
                                                ------------     -----------     ------------       -----

LOSS BEFORE INCOME TAX BENEFIT                   (38,079,065)    (15,382,152)      22,696,913       147.6%

INCOME TAX BENEFIT                                 7,127,122              --        7,127,122          --
                                                ------------     -----------     ------------       -----
NET LOSS                                        $(30,951,943)    $(15,382,152)   $ 15,569,791       101.2%
                                                ============     ============    ============       =====


REVENUES. Operating revenues increased 125.3% from $9.2 million for the six months ended June 30, 1998 to $20.6 million for the six months ended June 30, 1999. The increased revenues are primarily due to a higher number of RGU's during the six months ended June 30, 1999 compared to the same period in 1998. The additional RGU's resulted primarily from:

         - the extension of the Company's Broadband networks in the Montgomery, Columbus and Panama City Markets,

         - the continued growth of broadband services in the Augusta and Charleston markets, and

         - the acquisition of TTE and Cable Alabama systems in June 1998 and October 1998, respectively.

EXPENSES. Operating expenses, excluding depreciation and amortization, increased 114.0% from $13.2 million for the six months ended June 30, 1998 to $28.2 million for the six months ended June 30, 1999. Cost of services increased 154.4% from $3.9 million for the six months ended June 30, 1998 to $10.0 million for the six months ended June 30, 1999. Selling, operating, and administrative expenses increased 96.8% from $9.2 million for the six months ended June 30, 1998 to $18.2 million for the six months ended June 30, 1999. The increase in the Company's cost of services and operating expenses is consistent with the growth in revenues and is a result of the expansion of the operations and the increase in the number of employees associated with such expansion and growth into new markets.

Depreciation and amortization increased from $3.6 million for the six months ended June 30, 1998 to $16.1 million for the six months ended June 30, 1999. The increase in depreciation and amortization is due to significant additions in property, plant, equipment and intangible assets resulting from the expansion of the Company's networks; the acquisition of the TTE and Cable Alabama systems; and the purchase of buildings, computers and office equipment at the corporate and subsidiary locations.

Interest expense increased from $14.1 million for the six months ended June 30, 1998 to $15.6 million for the six months ended June 30, 1999. The increase in interest expense reflects the accrual of the interest attributable to the Senior Discount Notes issued in October 1997.

Interest income was $6.1 million for the six months ended June 30, 1998, compared to $1.1 million for the same period in 1999 and reflects the interest earned from the investment of certain proceeds received from the issuance of the Senior Discount Notes in October 1997. The decrease in interest income is due to the draw down of cash to fund planned expansion and acquisitions.

NET LOSS. The Company incurred a net loss of $15.4 million for the six months ended June 30, 1998 compared to a net loss of $31.0 million for the six months ended June 30, 1999. Management expects net losses to continue to increase as the Company continues to expand its business.


LIQUIDITY AND CAPITAL RESOURCES.

As of June 30, 1999, the Company had net working capital of $9.3 million, compared to $52.7 million at December 31, 1998.

The Company has required significant capital for operating and investing activities in the development of its business. The Company's operating activities provided cash of $5.1 million and used cash of $8.7 million for the six months ended June 30, 1998 and 1999, respectively. Cash used in operating activities in the 1999 period was primarily due to a net loss and changes in receivables, partially offset by depreciation and amortization and bond accretion on the Senior Discount Notes. The Company's investing activities used cash of $8.2 million and provided cash of $3.9 million for the six months ended June 30, 1998 and 1999, respectively. The Company's investing activities in the 1999 period primarily consisted of $45.5 million of capital expenditures principally funded by $49.3 million in proceeds from the sale of short-term investments. The short-term investments sold represent a portion of the proceeds received from the October 22, 1997 offering of Senior Discount Notes that were invested in marketable securities.

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

On December 22, 1998, the Company entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp. The Credit Facility allows the Company to borrow up to five times certain individual subsidiary's annualized "consolidated adjusted cash flow" (as defined in the Credit Facility agreement). The maximum amount currently available under the Credit Facility is approximately $25 million, assuming compliance with all of the operating and financial covenants. The Credit Facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At the Company's option, interest will accrue based on either the Alternate Base Rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from .50% to 2.50% based on the leverage ratio of the Company. The Credit Facility contains a number of covenants including, among others, covenants limiting the ability of the Company and its subsidiaries to incur debt, create liens, pay dividends, make distributions or stock repurchases, make certain investments, engage in transactions with affiliates, sell assets, and engage in mergers and acquisitions. The Credit Facility also includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis, including the number of revenue generating units and average revenue per subscriber. The Company is currently in compliance with these covenants, however, there are no assurances that the Company will remain in compliance through the end of the year. Should the Company not be in compliance with the covenants, the Company will not be able to draw funds under the Credit Facility without a waiver from the lender. To date, no funds have been drawn against the Credit Facility.

The Company's business requires substantial investment to finance capital expenditures and related expenses to expand and/or upgrade the Interactive Broadband Networks, to fund subscriber equipment, to fund operating losses and to maintain the quality of its networks. The Company currently expects to spend approximately $88 million for capital expenditures during 1999, including the planned expansion and/or upgrade of the Montgomery, Columbus, Panama City, Augusta, Charleston and Huntsville networks, and approximately $9 million to fund operating losses. Failure to have access to additional funds during 1999 could require the Company to delay some of its construction plans and possibly require the Company to constrain certain operations. However, the Company believes that funding needed in excess of current cash reserves, internally generated cash flow and any funds available under the Credit Facility may be obtained by raising capital with additional equity or debt transactions during 1999. The Company currently expects to seek to raise capital, in addition to any funds available under the Credit Facility, although there is no assurance that such outside financing could be obtained on terms favorable to the Company.

The Company presently estimates the cost of constructing networks and funding initial subscriber equipment in additional new cities at approximately $50 to $75 million per city. The actual costs may vary significantly from this range and will depend in part on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, other factors affecting construction costs, costs associated with the cable franchise in each city, the number of subscribers, the mix of services purchased, the cost of subscriber equipment paid for or financed by the Company and other factors. The Company will need additional financing to expand into additional cities for new business activities or in the event it decides to make additional acquisitions.


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




STATE OF READINESS

The Company established a Year 2000 Program Office to coordinate appropriate activity and report to the executive management and the Board of Directors on a continuing basis with regard to the Year 2000 issue. The Year 2000 Program Office has implemented a comprehensive plan (the "Year 2000 Plan") for the Company to become Year 2000 ready by the middle of the fourth quarter 1999. The Year 2000 Plan covers the following Company systems (collectively, the "Systems"):

         - business-critical information technology and operating systems ("Critical IT Systems") which are comprised substantially of commercial off-the-shelf software and other third party software and hardware relating to, among others;
         -        billing of cable, telephone and Internet services;
         -        customer service;
         - financial operations and reporting, including accounts payable;
         -        materials management;
         -        network monitoring;
         - non-critical information technology and operating systems ("Non-Critical IT Systems") which also are substantially comprised of commercial off-the-shelf software and other third party software and hardware relating to, among others, spreadsheet, word processing, Internet intra-corporate communications and supporting and related operating systems;

         - the systems of the major vendors, third party network service providers and other material service and content providers ("Third Party Systems") which include, without limitation, cable content providers, network long distance telephone carrier providers and telephony switching services; and

         - non-information technology systems, including the external customer network, cable and telephone delivery systems embedded technology ("Non-IT Systems") relating to, among others, security systems and HVAC.


The Year 2000 Plan consists of six phases: (i) awareness, (ii) assessment,
(iii) remediation (whether by upgrade or replacement), (iv) testing and validation, (v) implementation and (vi) creation of contingency plans in the event of year 2000 failures. The Company has completed the awareness, assessment and contingency plan phases of its Year 2000 Plan for all the Critical IT Systems, the Non-Critical IT Systems, and the Non-IT Systems. The Company has substantially completed the remediation, the testing and the validation, and the implementation phases for the Critical IT Systems, the Non-Critical IT Systems and the Non-IT Systems. Certain actions in the remediation phase have been conducted by the third parties who provide software, hardware or services that comprise the Systems. The Company has polled all the third parties who provide material hardware, software, or services as part of its Critical and Non-Critical IT Systems, with regard to each of such third party's Year 2000 compliance plan and state of readiness. Responses have been actively sought from all vendors and third parties as to Year 2000 compliance, status of plans and readiness. All key vendors have responded and most of the third parties have assured the Company that their hardware and/or software is currently, or will be Year 2000 compliant before the end of the year. The Company expects to have any remaining non-compliant systems in compliance before the end of 1999.

A Year 2000 Contingency Planning Committee was formed and developed Y2K Contingency plans for all Critical IT and Non-IT Systems and for each of the Company's Locations. Key business risks were identified and used to drive the development of these plans. Additionally, an outside consulting service has been retained to assist in Year 2000 readiness, project coordination and the execution of the Year 2000 Plan to completion.

Interstate Telephone Company, Inc. and Valley Telephone Company, Inc., each a wholly-owned subsidiary of the Company's majority stockholder, ITC Holding Company, Inc., have informed Knology's management that with the exception of the one critical IT system still being tested, that each will be Y2K ready by the 4th quarter. The Company depends on Interstate Telephone Company, Inc. and Valley Telephone Company, Inc. for its telephony carrier access billing, customer care and billing, and switching services. Both companies rely on third party vendors for the telephony customer care and billing, and switching services and both use a legacy system for telephony carrier access billing services. The legacy system used in connection with telephony carrier access billing has completed the remediation phase and is in the process of being tested. Knology is working with both companies to monitor their year 2000 plans and to prepare contingency arrangements, if necessary. Although revenues derived from the Company's telephony services currently comprise a small percentage of total revenues, the failure to timely remedy any year 2000 problems and/or develop a viable contingency plan could result in the temporary inability to provide telephony services to customers, and have a material adverse effect on the business, operations or financial results of the Company. In addition, a material Year 2000 problem with any of the Company's major vendors could interrupt its ability to provide cable, telephone or Internet services to its customers.

The scheduled commencement and completion dates for each of the phases of the Year 2000 Plan are based upon management's good faith estimates and may be updated or revised as additional information becomes available.

COSTS

To date, approximately $450,000 of costs have been incurred in connection with the Year 2000 Plan and the Company anticipates spending approximately $150,000 in additional funds on costs related to the Year 2000 Plan. Future costs will include, among others, upgrades or replacements of hardware and software, and implementation of contingency plans. The Company expenses all costs associated with the Year 2000 Plan as they are incurred and anticipates funding the costs of the Year 2000 Plan from cash flows. To date, no specific IT project has been deferred due to the costs of the Year 2000 Plan.

RISKS

The failure to remediate a material Year 2000 problem or implement a viable contingency plan could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's business, financial condition and results of operations.

CONTINGENCY PLANS

The Company has developed complete contingency plans that address its most reasonably likely worst case Year 2000 scenarios and has determined the material risks associated with this scenario.


ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material market risk sensitive instruments.


                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS

Exhibit Number    Description of Exhibit

         27.1 Financial Data Schedule for the six months ended June 30, 1999. (for SEC use only)

-----------------------

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   KNOLOGY Holdings, Inc.

    August 13, 1999          By:   /s/ Rodger L. Johnson
                                   ---------------------
                                   Rodger L. Johnson
                                   President and Chief Executive Officer