Form 10-Q
period 1999-09-30
KNOLOGY HOLDINGS INC /GA
filed 1999-11-15
CIK 1048932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                        COMMISSION FILE NUMBER: 333-43339

                             KNOLOGY HOLDINGS, INC.
                  (Exact name of registrant as specified in its
                                    charter)


                 DELAWARE                                    58-2203141
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)


         1241 O.G. SKINNER DRIVE
           WEST POINT, GEORGIA                                  31833
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

                               Yes [X]* No [ ]



         As of September 30, 1999, there were 394 shares of the registrant's Common Stock outstanding and 49,851 shares of the registrant's Preferred Stock outstanding.


* The Company does not have any class of equity securities registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX


PART I                     FINANCIAL INFORMATION                                                          PAGE

         ITEM 1            FINANCIAL STATEMENTS...........................................................  2
                           Consolidated Balance Sheets....................................................  2
                           Consolidated Statements of Operations..........................................  3
                           Consolidated Statement of Cash Flows...........................................  4
                           Notes to Consolidated Financial Statements.....................................  5

         ITEM 2            MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
                                    RESULTS OF OPERATIONS.................................................  8


PART II                    OTHER INFORMATION

         ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K............................................... 18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 1999

                                  (UNAUDITED)

                                                SEPTEMBER 30,              DECEMBER 31,
                                                    1999                       1998
                                                ------------               -----------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                     $ 20,169,283               $  4,859,508
  Marketable securities                                   --                 66,231,397
  Affiliate receivable                             8,636,849                  6,785,691
  Accounts receivable, net                         5,846,291                  5,108,491
  Prepaid expenses                                   791,706                    430,811
                                                ------------               ------------
    Total current assets                          35,444,129                 83,415,898

PROPERTY AND EQUIPMENT, net                      241,653,471                195,496,617

INVESTMENT IN CLEARSOURCE, INC.                    1,412,064                    825,072

INTANGIBLE AND OTHER ASSETS, net                  42,691,153                 52,606,063

OTHER                                                151,914                    207,000
                                                ------------               ------------
Total assets                                    $321,352,731               $332,550,650
                                                ============               ============

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt             $     12,174               $     12,174
  Accounts payable                                13,491,352                  6,366,923
  Accrued liabilities                              4,838,182                 22,215,281
  Unearned revenue                                 2,468,867                  2,116,083
                                                ------------               ------------
    Total current liabilities                     20,810,575                 30,710,461

NONCURRENT LIABILITIES:
  Long-term notes payable                         19,116,496                    122,070
  Long-term accrued interest payable              35,825,088                 21,036,541
  Bonds payable, net of discount                 274,231,140                263,206,292
                                                ------------               ------------
    Total liabilities                            349,983,299                315,075,364

WARRANTS                                           2,486,960                  2,486,960

STOCKHOLDERS' (DEFICIT) EQUITY
  Convertible preferred stock                            499                        499
  Common Stock                                             4                          4
  Additional paid-in capital                      64,864,366                 64,864,366
  Accumulated deficit                            (95,958,747)               (49,878,931)
  Unrealized (loss) gain on marketable
    securities (Note 4)                              (23,650)                     2,388
                                                ------------               ------------
    Total stockholders' (deficit) equity         (31,117,528)                14,988,326
                                                ------------               ------------
    Total liabilities and stockholders'
      (deficit) equity                          $321,352,731               $332,550,650
                                                ============               ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)




                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                 ---------------------------    ----------------------------
                                                     1999            1998           1999            1998
                                                 ------------    -----------    ------------    ------------
OPERATING REVENUES                               $ 11,884,458    $ 7,038,178    $ 32,516,573    $ 16,196,831
                                                 ------------    -----------    ------------    ------------
OPERATING EXPENSES:
     Cost of services                               5,555,464      3,437,985      15,569,648       7,374,836
     Selling, operating, and administrative         9,174,379      6,909,490      27,370,458      16,155,523
     Depreciation and amortization                  9,248,774      2,433,018      25,308,624       6,046,332
                                                 ------------    -----------    ------------    ------------
               Total                               23,978,617     12,780,493      68,248,730      29,576,691
                                                 ------------    -----------    ------------    ------------
OPERATING LOSS                                    (12,094,159)    (5,742,315)    (35,732,157)    (13,379,860)

OTHER INCOME AND EXPENSES:
     Interest income                                  142,655      2,232,814       1,251,191       8,366,231
     Interest expense                              (8,002,238)    (7,422,979)    (23,644,689)    (21,477,167)
     Other income (expense), net                       91,470         51,648         184,326         227,812
                                                 ------------    -----------    ------------    ------------
               Total                               (7,768,113)    (5,138,517)    (22,209,172)    (12,883,124)
                                                 ------------    -----------    ------------    ------------
LOSS BEFORE INCOME TAX BENEFIT                    (19,862,272)   (10,880,832)    (57,941,329)    (26,262,984)

INCOME TAX BENEFIT                                  4,734,388      2,450,911      11,861,510       2,450,911
                                                 ------------    -----------    ------------    ------------
NET LOSS                                         $(15,127,884)   $(8,429,921)   $(46,079,819)   $(23,812,073)
                                                 ============    ===========    ============    ============
NET LOSS PER SHARE:
     Basic and diluted                           $      (2.02)   $     (1.13)   $      (6.16)   $      (3.18)
                                                 ============    ===========    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING                 7,478,044      7,487,905       7,478,044       7,492,170
                                                 ============    ===========    ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                    1999                 1998
                                                                                                 ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                     $ (46,079,819)       $ (23,812,073)
    Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
         Depreciation and amortization                                                              25,308,624            6,046,332
         Gain on disposition of assets                                                                  (7,809)                  --
         Amortization of bond discount                                                              11,024,848            9,805,872
         Changes in operating assets and liabilities:
            Accounts receivable                                                                       (737,800)          (1,612,259)
            Accounts receivable - affiliate                                                         (1,851,158)                  --
            Prepaid expenses and other                                                                (331,844)          (2,636,804)
            Accounts payable                                                                         7,124,429           (2,658,428)
            Accrued liabilities and interest                                                        (2,588,552)          20,931,803
            Unearned revenue                                                                           352,784              213,179
                                                                                                 -------------        -------------
               Total adjustments                                                                    38,293,522           30,089,695
                                                                                                 -------------        -------------
               Net cash (used in) provided by operating activities                                  (7,786,297)           6,277,622
                                                                                                 -------------        -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net of retirements                                                       (61,159,325)         (73,444,616)
    Acquisitions, net                                                                                       --          (67,203,131)
    Investment in Clear Source, Inc.                                                                  (586,992)            (825,072)
    Organizational and franchise cost expenditures, net                                               (406,535)            (216,122)
    Proceeds from sales of assets                                                                       74,632                   --
    Proceeds from sales of marketable securities, net                                               66,231,397          131,796,692
                                                                                                 -------------        -------------
            Net cash provided by (used in) investing activities                                      4,153,177           (9,892,249)
                                                                                                 -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from credit facility                                                                   19,000,000                   --
    Expenditures related to issuance of debt                                                           (51,531)            (286,599)
    Principal payments on debt                                                                          (5,574)              (8,169)
                                                                                                 -------------        -------------
            Net cash provided by (used in) financing activities                                     18,942,895             (294,768)
                                                                                                 -------------        -------------

NET INCREASE (DECREASE) IN CASH                                                                     15,309,775           (3,909,395)

CASH AT BEGINNING OF PERIOD                                                                          4,859,508            6,144,581
                                                                                                 -------------        -------------

CASH AT END OF PERIOD                                                                            $  20,169,283        $   2,235,186
                                                                                                 =============        =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for interest                                                     $     132,675        $       3,647

    Details of acquisitions:
            Property, plant and equipment                                                                   --        $  30,133,876
            Intangible assets                                                                               --           37,069,255
                                                                                                 -------------        -------------
    Net cash paid for acquisitions                                                                          --           67,203,131
                                                                                                 =============        =============


    The accompanying notes are an integral part of these condensed financial statements.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (UNAUDITED)



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


2.       BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results at September 30, 1999, and for the three and nine months then ended are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's 1998 Annual Report on Form 10-K for the year ended December 31, 1998.

3.       NET LOSS PER SHARE

                  In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This statement requires the disclosure of basic net income
         (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. As the Company has no significant common stock outstanding, the convertible preferred stock is assumed to be converted for purposes of this calculation. Diluted net loss per share gives effect to all potentially dilutive securities. The Company's potentially dilutive securities are not included in the computation of diluted net loss per share as their effect is antidilutive.


4.       COMPREHENSIVE INCOME

                  During 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which the Company adopted as of January 1, 1997. SFAS No. 130 requires the Company to report in their financial statements, in addition to its net income
         (loss), comprehensive income (loss), which includes all changes in equity during a period from non-owner sources including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's unrealized loss on marketable securities for the nine months ended September 30, 1999 and the year ended December 31, 1998 is reported in the Stockholders' Equity section of the Company's Condensed Consolidated Balance Sheets.


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

Revenues by broadband communications service are as follows:

                               THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                  1999                 1998                1999                 1998
                               -----------          ----------          -----------          -----------
Cable Television               $ 8,642,090          $5,544,917          $24,966,345          $14,032,666
Telephone                        2,433,604           1,430,008            5,834,161            1,998,690
Data and BCS                       808,764              63,253            1,716,067              165,475
                               -----------          ----------          -----------          -----------
Consolidated Revenues          $11,884,458          $7,038,178          $32,516,573          $16,196,831
                               ===========          ==========          ===========          ===========


7.       SUBSEQUENT EVENTS

                  The Company's parent company and majority stockholder, ITC Holding Company, Inc. ("ITC Holding") intends to complete a reorganization of certain of its wholly owned and majority owned subsidiaries during the fourth quarter of 1999 or early 2000 ("the Reorganization"), as follows:

                  a) ITC Holding plans to contribute its approximately 85% interest in the Company to KNOLOGY, Inc. ("New KNOLOGY"), an entity incorporated under the laws of the State of Delaware in September 1998 to enable ITC Holding to complete the Reorganization.

                  b) ITC Holding plans to contribute all of the outstanding capital stock of Interstate Telephone, Inc.; Valley Telephone Inc.; Globe Telephone Inc.; and ITC Globe Inc. to New KNOLOGY, (collectively "Telephone Operations Group").

                  c) ITC Holding plans to contribute its 222,832 shares of Series A preferred stock and 50,000 shares of Series B preferred stock, and its subscription rights to purchase an additional 610,501 shares of Series A preferred stock and 200,000 shares of Series B preferred stock (together with approximately $5,663,000 in cash to be used by New KNOLOGY to make the subscription payment) in ClearSource, Inc. to New KNOLOGY.

                  d) The Company expects that its minority shareholders will exchange the remaining approximately 15% of its shares for shares of New KNOLOGY.

                  As a result of the planned Reorganization, the Company and the Telephone Operations Group will be wholly owned subsidiaries of New KNOLOGY.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE MANAGEMENT'S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS REPORT INCLUDE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (3) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (4) THAT NEEDED FINANCING WILL NOT BE AVAILABLE IF AND AS NEEDED, (5) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, (6) THAT WE OR OUR VENDORS AND SUPPLIERS MAY FAIL TO TIMELY ACHIEVE YEAR 2000 READINESS SUCH THAT THERE IS A MATERIAL ADVERSE IMPACT ON OUR BUSINESS, OPERATIONS OR FINANCIAL RESULTS, AND (7) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

         The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 1999 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.

GENERAL

          We offer residential and business customers Broadband Services, including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services. We provide these Broadband Services using high capacity hybrid fiber-coaxial networks that are two-way interactive. We own, operate and manage Interactive Broadband Networks in five metropolitan areas: Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City, Florida and Charleston, South Carolina, and plan to expand to additional mid-sized cities in the southeastern United States. In addition, we provide analog cable television services in Huntsville, Alabama and are currently upgrading the Huntsville network to an Interactive Broadband Network, which will allow additional Broadband Services to be offered in the Huntsville market.

         We have been providing cable television service since 1995. We began providing telephone and high-speed Internet access services in 1997 and initially offered broadband carrier services in 1998. We believe our ability to provide numerous services over the same network facilities and to bundle the services at an attractive price, coupled with our emphasis on customer service, provides a competitive advantage.

         We began providing cable television service by acquiring cable television systems in Montgomery, Alabama and Columbus, Georgia in 1995 and using those systems as a base for constructing new Interactive Broadband Networks. Since acquiring the Montgomery and Columbus systems, we have upgraded the acquired networks allowing us to offer additional Broadband Services.

         We acquired a cable television system in Panama City Beach, Florida in December 1997. Since the acquisition, we have begun upgrading the Beach Cable system and extending the network into the Panama City metro area.

         In early 1998, we began expansion into Augusta, Georgia and Charleston, South Carolina by obtaining new franchise agreements with the local governments and by constructing new Interactive Broadband Networks.

         In June 1998, we acquired TTE Inc., a non-facilities based reseller of local, long distance and operator services to small and medium-sized business customers throughout South Carolina.

         On October 30, 1998, we acquired the Cable Alabama cable television system serving the Huntsville, Alabama area. The existing Cable Alabama plant is being upgraded to an Interactive Broadband Network.

         Our operating revenues include charges earned for providing cable television, local and long distance telephone and Internet access services, as well as miscellaneous revenues resulting principally from converter rentals, installation fees, franchise fees and late payment charges. Cable television revenues consist of fixed monthly fees for basic and premium cable television services, as well as fees from pay-per-view movies and events, such as boxing matches and concerts, that involve a charge for each viewing. Revenues from our telephone services consist primarily of fixed monthly fees for local service and enhanced services such as call waiting and voice mail, and usage fees for long distance service. Revenues from Internet access services consist primarily of fixed monthly fees for service and rental of cable modems.

         Our operating expenses include cost of services to provide cable television, telephone and Internet access services, selling, operating and administrative expenses, and depreciation and amortization expense. Cable television cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Cost of services related to our Internet access and telephone services include primarily costs of Internet transport and telephone switching, interconnect and transport charges payable to local and long distance carriers. Selling costs include the cost of sales and marketing personnel and advertising and promotional expenses. Operating expenses include payroll and departmental costs incurred for network design, maintenance, monitoring and customer service. Administrative expenses consist of corporate and subsidiary general management and administrative costs. Depreciation and amortization includes depreciation of our Interactive Broadband Networks and equipment, and amortization of cost in excess of net assets and other intangible assets related to acquisitions.

         We have been expanding our networks and adding corporate staffing necessary to grow the business into new markets. Accordingly, our operating expenses and capital expenditures have increased significantly and are expected to continue to increase with the continued expansion of the existing systems and into new markets.

         We have incurred net losses in each quarter since our inception, and as of September 30, 1999, the accumulated deficit had reached approximately $96 million. We anticipate incurring net losses during the next several years while continuing to expand operations, and as a result of substantially increased depreciation and amortization from the construction of the new networks and operating expenses incurred in building the customer base. There can be no assurance that growth in revenue or the subscriber base will continue or that we will be able to achieve or sustain profitability or positive cash flow.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998

         The following table sets forth certain operating and financial data for the three months ended September 30, 1999 and 1998:

                                 AS OF SEPTEMBER 30,
                                  1999         1998       CHANGE         %
                                -------      -------      ------       -----
HOMES RELEASED TO SALES         277,401      222,238      55,163        24.8%
                                =======      =======      ======       =====

RGU'S
  Video                          84,922       75,990       8,932        11.8%
                                -------      -------      ------       -----

  Telephone
    On - Net                      9,782        2,230       7,552       338.7%
    Off - Net (1)                 6,568        5,911         657        11.1%
                                -------      -------      ------       -----
                                 16,350        8,141       8,209       100.8%

  High-Speed Internet             3,419          523       2,896       553.7%
                                -------      -------      ------       -----
                     Total      104,691       84,654      20,037        23.7%
                                =======      =======      ======       =====



(1) Off-net lines include all resale lines sold within KNOLOGY's network footprint.


                                                    THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                  1999               1998             CHANGE           %
                                              ------------       ------------       -----------      -----
OPERATING REVENUES                            $ 11,884,458       $  7,038,178       $ 4,846,280       68.9%
                                              ------------       ------------       -----------      -----

OPERATING EXPENSES
  Cost of Services                               5,555,464          3,437,985         2,117,479       61.6%
  Selling, Operating, and Administration         9,174,379          6,909,490         2,264,889       32.8%
  Depreciation and Amortization                  9,248,774          2,433,018         6,815,756      280.1%
                                              ------------       ------------       -----------      -----
                     Total                      23,978,617         12,780,493        11,198,124       87.6%
                                              ------------       ------------       -----------      -----

OPERATING LOSS                                 (12,094,159)        (5,742,315)        6,351,844      110.6%

OTHER INCOME AND EXPENSES                       (7,768,113)        (5,138,517)        2,629,596       51.2%
                                              ------------       ------------       -----------      -----

LOSS BEFORE INCOME TAX BENEFIT                 (19,862,272)       (10,880,832)        8,981,440       82.5%

INCOME TAX BENEFIT                               4,734,388          2,450,911         2,283,477       93.2%
                                              ------------       ------------       -----------      -----

NET LOSS                                      $(15,127,884)      $ (8,429,921)      $ 6,697,963       79.5%
                                              ============       ============       ===========      =====

         REVENUES. Operating revenues increased 68.9% from $7.0 million for the three months ended September 30, 1998 to $11.9 million for the three months ended September 30, 1999. The increased revenues are primarily due to a higher number of RGU's during the three months ended September 30, 1999 compared to the same period in 1998. The additional RGU's resulted primarily from:

         - the extension and/or buildout of our Broadband networks in the Montgomery, Columbus, Panama City, Augusta and Charleston, and
         - the acquisition of Cable Alabama (approximately 32,000 video RGU's) effective September 1, 1998.

         EXPENSES. Operating expenses, excluding depreciation and amortization, increased 42.4% from $10.3 million for the three months ended September 30, 1998 to $14.7 million for the three months ended September 30, 1999. Cost of services increased 61.6% from $3.4 million for the three months ended September 30, 1998 to $5.6 million for the three months ended September 30, 1999. Selling, operating, and administrative expenses increased 32.8% from $6.9 million for the three months ended September 30, 1998 to $9.2 million for the three months ended September 30, 1999. The increase in our cost of services and operating expenses is consistent with the growth in revenues and is a result of the expansion of the operations and the increase in the number of employees associated with such expansion and growth into new markets.

         Depreciation and amortization increased from $2.4 million for the three months ended September 30, 1998 to $9.2 million for the three months ended September 30, 1999. The increase in depreciation and amortization is due to significant additions in property, plant, equipment and intangible assets resulting from the expansion of our networks; the acquisition of the Cable Alabama system; and the purchase of buildings, computers and office equipment at the corporate and subsidiary locations.

         INTEREST EXPENSE increased from $7.4 million for the three months ended September 30, 1998 to $8.0 million for the three months ended September 30, 1999. The increase in interest expense reflects the accrual of the interest attributable to the Senior Discount Notes issued in October 1997.

         INTEREST INCOME was $2.2 million for the three months ended September 30, 1998, compared to $143,000 for the same period in 1999 and reflects the interest earned from the investment of certain proceeds received from the issuance of the Senior Discount Notes in October 1997. The decrease in interest income is due to the draw down of cash to fund planned expansion and acquisitions.

         INCOME TAX BENEFIT. The income tax benefit was $2.5 million for the three months ended September 30, 1998, compared to $4.7 million for the same period in 1999. Effective August 1998, when our parent company acquired majority interest, we have participated in a tax sharing agreement with the parent company. The tax sharing agreement allows us to receive a benefit for federal taxable losses incurred.

         NET LOSS. We incurred a net loss of $8.4 million for the three months ended September 30, 1998 compared to a net loss of $15.1 million for the three months ended September 30, 1999. We expect net losses to continue to increase as we continue to expand our business.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998

         The following table sets forth certain financial data for the nine months ended September 30, 1999 and 1998:


                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                  1999               1998             CHANGE           %
                                              ------------       ------------       -----------      -----
OPERATING REVENUES                            $ 32,516,573       $ 16,196,831       $16,319,742      100.8%
                                              ------------       ------------       -----------      -----

OPERATING EXPENSES
  Cost of Services                              15,569,648          7,374,836         8,194,812      111.1%
  Selling, Operating, and Administration        27,370,458         16,155,523        11,214,935       69.4%
  Depreciation and Amortization                 25,308,624          6,046,332        19,262,292      318.6%
                                              ------------       ------------       -----------      -----
                    Total                       68,248,730         29,576,691        38,672,039      130.8%
                                              ------------       ------------       -----------      -----

OPERATING LOSS                                 (35,732,157)       (13,379,860)       22,352,297      167.1%

OTHER INCOME AND EXPENSES                      (22,209,172)       (12,883,124)        9,326,048       72.4%
                                              ------------       ------------       -----------      -----

LOSS BEFORE INCOME TAX BENEFIT                 (57,941,329)       (26,262,984)       31,678,345      120.6%

INCOME TAX BENEFIT                              11,861,510          2,450,911         9,410,599      384.0
                                              ------------       ------------       -----------      -----

NET LOSS                                      $(46,079,819)      $(23,812,073)      $22,267,746       93.5%
                                              ============       ============       ===========      =====


         REVENUES. Operating revenues increased 100.8% from $16.2 million for the nine months ended September 30, 1998 to $32.5 million for the nine months ended September 30, 1999. The increased revenues are primarily due to a higher number of RGU's during the nine months ended September 30, 1999 compared to the same period in 1998. The additional RGU's resulted primarily from:

         - the extension and/or buildout of our Broadband networks in the Montgomery, Columbus, Panama City, Augusta and Charleston, and

         - the acquisition of Cable Alabama (approximately 32,000 video RGU's) effective September 1, 1998.

         EXPENSES. Operating expenses, excluding depreciation and amortization, increased 82.5% from $23.5 million for the nine months ended September 30, 1998 to $42.9 million for the nine months ended September 30, 1999. Cost of services increased 111.1% from $7.4 million for the nine months ended September 30, 1998 to $15.6 million for the nine months ended September 30, 1999. Selling, operating, and administrative expenses increased 69.4% from $16.2 million for the nine months ended September 30, 1998 to $27.4 million for the nine months ended September 30, 1999. The increase in our cost of services and operating expenses is consistent with the growth in revenues and is a result of the expansion of the operations and the increase in the number of employees associated with such expansion and growth into new markets.

         Depreciation and amortization increased from $6.0 million for the nine months ended September 30, 1998 to $25.3 million for the nine months ended September 30, 1999. The increase in depreciation and amortization is due to significant additions in property, plant, equipment and intangible assets resulting from the expansion of our networks; the acquisition of the Cable Alabama system; and the purchase of buildings, computers and office equipment at the corporate and subsidiary locations.

         INTEREST EXPENSE increased from $21.5 million for the nine months ended September 30, 1998 to $23.6 million for the nine months ended September 30, 1999. The increase in interest expense reflects the accrual of the interest attributable to the Senior Discount Notes issued in October 1997.

         INTEREST INCOME was $8.4 million for the nine months ended September 30, 1998, compared to $1.3 million for the same period in 1999 and reflects the interest earned from the investment of certain proceeds received from the issuance of the Senior Discount Notes in October 1997. The decrease in interest income is due to the draw down of cash to fund planned expansion and acquisitions.

         INCOME TAX BENEFIT. The income tax benefit was $2.5 million for the nine months ended September 30, 1998, compared to $11.9 million for the same period in 1999. Effective August 1998, when our parent company acquired majority interest, we participated in a tax sharing agreement with our parent company. The tax sharing agreement allows us to receive a benefit for federal taxable losses incurred.

         NET LOSS. We incurred a net loss of $23.8 million for the nine months ended September 30, 1998 compared to a net loss of $46.1 million for the nine months ended September 30, 1999. We expect net losses to continue to increase as we continue to expand our business.


LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, we had net working capital of $14.6 million, compared to $52.7 million at December 31, 1998. The decrease in working capital is principally due to the draw down of cash to fund expansion and operating losses.

         We have required equity infusions and debt proceeds to finance a significant portion of our operating, investing and financing activities in the development of our business. Operating activities provided cash of $6.3 million and used cash of $7.8 million for the nine months ended September 30, 1998 and 1999, respectively. Net cash used in operating activities in the 1999 period was primarily due to a net loss of $46.1 million offset by a $2.0 million change in working capital and depreciation and amortization and bond accretion on the Senior Discount Notes of $25.3 million and $11.0 million, respectively. Investing activities used cash of $9.9 million and provided cash of $4.2 million for the nine months ended September 30, 1998 and 1999, respectively. Investing activities in the 1999 period primarily consisted of $61.2 million of capital expenditures principally funded by $66.2 million in proceeds from the sale of short-term investments. The short-term investments sold represent a portion of the proceeds received from the October 22, 1997 offering of Senior Discount Notes that were invested in marketable securities. Financing activities used cash of $295,000 and provided cash of $18.9 million for the nine months ended September 30, 1998 and 1999, respectively. The Company borrowed $19.0 million against its credit facility during the 1999 period.

FUNDING TO DATE

         On October 22, 1997, we received net proceeds of approximately $242.4 million from the offering of Senior Discount Notes. These notes were sold at a substantial discount from their principal amount at maturity and there will not be any payment of interest on the Notes until April 15, 2003. The notes will fully accrete to face value of $444.1 million on October 15, 2002. From and after October 15, 2002, the Notes will bear interest, which will be payable in cash, at a rate of 11-7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The Indenture contains covenants that affect, and in certain cases significantly limit or prohibit, among other things, our ability to incur indebtedness, pay dividends, prepay subordinated indebtedness, redeem capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets and engage in mergers and consolidations. If we fail to comply with these covenants, our obligation to repay the notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the Indenture restricts our ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits us to incur an unlimited amount of indebtedness to finance the acquisition of equipment, inventory and network assets and to secure such indebtedness, and to incur up to $50 million of additional secured indebtedness. Upon a "Change of Control" of KNOLOGY, as defined in the Indenture, we would be required to make an offer to purchase the notes at a purchase price equal to 101% of their accreted value, plus accrued interest.

         In connection with the Senior Discount Notes Offering, we completed an equity private placement, in which we issued approximately 21,400 additional shares of Preferred Stock at $1,500 per share for aggregate proceeds of approximately $32.2 million.

         On December 22, 1998, we entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp. The credit facility allows us to borrow up to five times certain individual subsidiary's annualized consolidated adjusted cash flow,as defined in the credit facility agreement. The maximum amount currently available under the credit facility is approximately $23 million, assuming compliance with all of the operating and financial covenants. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At our option, interest will accrue based on either the Alternate Base Rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from .50% to 2.50% based on our leverage ratio. The credit facility contains a number of covenants including, among others, covenants limiting our ability to incur debt, create liens, pay dividends, make distributions or stock repurchases, make certain investments, engage in transactions with affiliates, sell assets, and engage in mergers and acquisitions. The credit facility also includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis, including the number of revenue generating units and average revenue per subscriber. We are currently in compliance with these covenants, however, there are no assurances that we will remain in compliance through the end of the year. Should we not be in compliance with the covenants, we will not be able to draw funds under the credit facility without a waiver from the lender. To date, $19 million has been drawn against the credit facility.

FUTURE FUNDING

         Our business requires substantial investment to finance capital expenditures and related expenses to expand and/or upgrade the Interactive Broadband Networks, to fund subscriber equipment, to fund operating losses and to maintain the quality of its networks. We currently expect to spend approximately $88 million for capital expenditures during 1999, of which approximately $61 million has been expended in the first nine months of 1999, including the planned expansion and/or upgrade of the Montgomery, Columbus, Panama City, Augusta, Charleston and Huntsville networks, and approximately $9 million to fund operating losses. Failure to have access to additional funds during 1999 could require us to delay some of its construction plans and possibly require us to constrain certain operations.

         We presently estimate the cost to complete construction of the networks in the existing markets to be approximately $177 million and the cost of constructing networks and funding initial subscriber equipment in additional new cities at approximately $50 to $75 million per city. The actual costs may vary significantly from this range and will depend in part on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, other factors affecting construction costs, costs associated with the cable franchise in each city, the number of subscribers, the mix of services purchased, the cost of subscriber equipment we paid for or financed and other factors. We will need additional financing to expand into additional cities for new business activities or in the event we decide to make additional acquisitions.

         We expect to enter into purchase agreements for programming services and construction related services to expand our service offerings and to expand and upgrade our current systems, which will commit us to make some of these planned expenditures. We believe that present cash reserves, cash flow from operations, amounts available under our credit facility, and proceeds from loan agreements with affiliated companies will provide us with sufficient funds to expand our current networks as planned through 1999. A subsidiary of our parent company, ITC Holding Company, Inc. has agreed to lend us approximately $13 million and we expect to obtain these proceeds in November 1999.

         ITC Holding intends to complete a reorganization of certain of its wholly owned and majority owned subsidiaries during the fourth quarter of 1999 or early 2000 as follows:

         e) ITC Holding plans to contribute its approximately 85% interest in us to KNOLOGY, Inc. ("New KNOLOGY").

         f) ITC Holding plans to contribute all of the outstanding capital stock of Interstate Telephone, Inc.; Valley Telephone Inc.; Globe Telephone Inc.; and ITC Globe Inc. to New KNOLOGY, (collectively "Telephone Operations Group").

         g) ITC Holding plans to contribute its 222,832 shares of Series A preferred stock and 50,000 shares of Series B preferred stock, and its subscription rights to purchase an additional 610,501 shares of Series A preferred stock and 200,000 shares of Series B preferred stock (together with approximately $5,663,000 in cash to be used by New KNOLOGY to make the subscription payment) in ClearSource, Inc. to New KNOLOGY.

         h) We expect that our minority shareholders will exchange the remaining approximately 15% of their shares for shares of New KNOLOGY.

         As a result of the planned reorganization, we and the Telephone Operations Group will be wholly owned subsidiaries of New KNOLOGY. A subsidiary of ITC Holding is expected to lend New KNOLOGY up to $30 million during the fourth quarter with an expected March 31, 2000 maturity date. The ITC Holding subsidiary may elect, in lieu of repayment, to convert the amounts outstanding under this loan and the previously mentioned $13 million loan into New KNOLOGY common stock or stock options.

         ITC Holding proposes to distribute all of its stock, and any stock options it holds in New KNOLOGY to ITC's stockholders and optionholders during the fourth quarter of 1999 or in early 2000. Shortly thereafter, New KNOLOGY intends to sell capital stock to a small group of institutional investors in a private placement of approximately $100 million. The proceeds are expected to be used to complete the buildout of our existing markets and to launch additional markets. We will continue to need additional financing to fund further expansion and to make potential acquisitions.

THE YEAR 2000 ISSUE

         The Year 2000 issue is a general term used to describe the various problems that may result in computers and other machinery as we reach the year 2000. These problems generally arise from the fact that most of the world's computers have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the 2000's from dates in the 1900's.

         These problems are expected to increase in frequency and severity as the year 2000 approaches. This issue impacts our owned or licensed computer systems and equipment used in connection with internal operations.

         THIRD PARTIES

         We also rely directly and indirectly, in the regular course of business, on the proper operation and compatibility of third party systems. The year 2000 problem could cause these systems to fail, err, or become incompatible with our systems.

         If we or a significant third party on which we rely fails to become year 2000 ready, or if the year 2000 problem causes our systems to become internally incompatible or incompatible with such third party systems, our business could suffer from material disruptions, including the inability to process transactions, send invoices, accept customer orders or provide customers with our services. We could also face similar disruptions if the year 2000 problem causes general widespread problems or an economic crisis. We cannot now estimate the extent of these potential disruptions.

       OUR STATE OF READINESS

       We established a year 2000 program office to coordinate activity and report to our executive management and board of directors with regard to the year 2000 issue. Our year 2000 program office developed a plan for us to become year 2000 ready by the middle of the fourth quarter 1999. This plan covers:

         -        our technology and operating systems;

         -        billing of our cable, telephone and Internet services;

         -        customer service;

         -        financial operations and reporting;

         -        network monitoring; and

         - the systems of our major vendors, third party service providers and other material service and content providers.

         We are addressing our year 2000 plan with respect to our internal operations in six phases:

         - an awareness phase, in which we inventory and evaluate our systems, components and other significant infrastructure;

         - an assessment phase, in which we identify those elements that reasonably could be expected to be affected by year 2000 problems;

         - a remediation phase, in which we remediate or replace equipment that we believe will fail to operate properly in the year 2000;

         - a testing and validation phase, in which we test the remediation and replacement conducted and validate its ability;

         - an implementation phase, in which we add our new or updated equipment to our current systems; and

         - a contingency phase, in which we develop contingency plans for our at-risk business functions.

         We have completed the awareness, assessment, remediation and contingency phases of our plan for all of our services and systems. We have substantially completed the testing and validation and implementation phases for all of these services and systems.

         Certain actions in the remediation phase have been conducted by the third parties who provide hardware, software, or services that comprise our systems. We have polled all the third parties who provide material hardware, software, or services as part of our information technology and operating systems with regard to each of such third party's year 2000 compliance plan and state of readiness. We have actively sought responses from all vendors and third parties as to year 2000 compliance, status of plans and readiness. All key vendors have responded and most of the third parties have assured us that their hardware and/or software is currently or will be year 2000 compliant before the end of the year. We expect to have any remaining non-compliant systems in compliance before the end of 1999.

         Interstate Telephone Company, Inc. and Valley Telephone Company, Inc., each a wholly-owned subsidiary of our parent company and majority shareholder, have informed us that they will be year 2000 ready by December 1999. We depend on these companies for our telephony carrier access billing, customer care and billing, and switching services. Both companies rely on third party vendors for the telephony customer care and billing and switching services, and both use a legacy system for telephony carrier access billing services.

         COSTS

         To date, we have incurred approximately $450,000 of costs in connection with our year 2000 plan and we anticipate spending approximately $150,000 in additional funds. We expense all costs associated with our year 2000 plan as we incur them and anticipate funding the costs of our plan from cash flows. To date, we have not deferred any specific information technology projects because of the costs of our plan.

         RISKS

         The failure to correct a material year 2000 problem or to implement a contingency plan could result in system failures leading to a disruption in, or failure of certain normal business activities or operations. Such failures could materially and adversely affect our business, profitability and operating results.

         CONTINGENCY PLANS

         We have a year 2000 Contingency Planning committee, which has developed year 2000 contingency plans for all of our information technology and operating systems and for each of our locations. This committee identified key business risks which were used to drive the development of these plans. Additionally, we use an outside consulting service to assist in our year 2000 readiness, project coordination and execution of the year 2000 Plan.

         Contingency planning to maintain and restore service in the event of natural disasters, power failures and systems-related problems is a routine part of our operations. We believe that such contingency plans will assist us in responding to any failure by outside service providers to successfully address year 2000 issues. In addition, we have developed complete contingency plans that address our most reasonably likely worst case year 2000 scenarios including identification of alternate vendors and service providers and manual alternatives to system operations.


ITEM 2A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not engage in trading market-risk-sensitive instruments and do not purchase as investments, as hedges, or for purposes "other than trading" instruments that are likely to expose us to market risk, whether it be from interest rate, foreign currency exchange, commodity price or equity price risk. We have entered into no forward or futures contracts, purchased no options and entered into no swaps.

         Our primary market risk exposure is that of interest rate risk. A change in LIBOR or the Prime Rate as set by First Union National Bank would affect the rate at which we could borrow funds under our credit facility.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS

Exhibit Number             Description of Exhibit
--------------             ----------------------
    27.1                   Financial Data Schedule for the nine months ended
                           September 30, 1999.

----------

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                KNOLOGY Holdings, Inc.

          November 13, 1999     By: /s/ Rodger L. Johnson
                                  -----------------------------------
                                Rodger L. Johnson
                                President and Chief Executive Officer