Form 10-Q/A
period 1999-03-31
KNOLOGY HOLDINGS INC /GA
filed 1999-12-27
CIK 1048932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                EXPLANATORY NOTE

     Our parent company, KNOLOGY, Inc., has filed a registration statement on Form S-1 with the Securities and Exchange Commission (Registration No. 333-89179). We are amending our quarterly report on Form 10-Q for the quarter ended March 31, 1999 to make conforming changes.

     This Form 10-Q/A presents information relating to our quarter ended March 31, 1999 and does not include any updated information or discuss any recent developments occurring after the original filing of our Form 10-Q for the quarter ended March 31, 1999 in May 1999.

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
                                    ===========      ==========

----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, MEMBERS OF OUR SENIOR MANAGEMENT MAY, FROM TIME TO TIME, MAKE CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING OUR OPERATIONS, PERFORMANCE AND OTHER DEVELOPMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "BUSINESS-RISK FACTORS" IN OUR 1998 ANNUAL REPORT ON FORM 10-K.


          The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 1999 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.

GENERAL

          We offer our customers broadband communications services, including:

               -    traditional and digital cable television;

               -    local and long distance telephone; and

               -    high-speed Internet access service.

          Our customers have the choice of receiving these services individually or as part of a bundle of services. In addition, we sell access to our network and provide various network-related services to other telecommunications companies, such as long distance telephone companies and Internet service providers.

          We provide all of these services using high-speed broadband networks that are two-way interactive. Broadband networks are high-capacity, which means they can handle large volumes of voice, video and data. Two-way interactive networks give customers the ability to send and receive signals at the same time. Two-way interactive networks are required for telephone service and provide for higher speed Internet connections than traditional one-way networks. It is important to our strategy to provide bundled high-speed communications services that our networks are broadband and two-way interactive.

          We have been providing cable television service since 1995, telephone and high-speed Internet access services since 1997 and broadband carrier services since 1998. We own, operate and manage interactive broadband networks in the five metropolitan areas of Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City, Florida and Charleston, South Carolina; and we plan to expand to additional mid-sized cities in the southeastern United States. In addition, we provide traditional analog and digital cable television services in Huntsville, Alabama. Our Huntsville facilities are being upgraded to provide local and long distance telephone and high-speed Internet access services.

          We began providing cable television service by acquiring cable television systems in Montgomery, Alabama and Columbus, Georgia in 1995 and using these systems as a base for constructing new interactive broadband networks. Since acquiring the Montgomery and Columbus systems, we have significantly expanded these networks and upgraded the acquired networks to offer additional broadband communications services.

          In December 1997, we acquired a cable television system in Panama City Beach, Florida. We are currently upgrading this cable system and extending the network into the Panama City metro area. We expect to complete this upgrade in 2000.

          In early 1998, we began expanding into Augusta, Georgia and Charleston, South Carolina by obtaining new franchise agreements with the local governments and by constructing new interactive broadband networks. We expect to complete construction of these networks by 2003.

          In June 1998, we acquired TTE Inc., a non-facilities based reseller of local, long distance and operator services to small and medium-sized business customers throughout South Carolina.

          In October 1998, we acquired the Cable Alabama cable television system serving the Huntsville, Alabama area. The existing Cable Alabama plant is being upgraded to an interactive broadband network which will be completed by 2001.

REVENUES AND EXPENSES

          We can group our revenues into four categories: video revenues, telephone revenues, Internet revenues and other revenues.

               - Video revenues. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 81.1% of our consolidated revenues for the three months ended March 31, 1999.

               - Telephone revenues. Our telephone revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail and usage fees for long distance service. Telephone revenues accounted for approximately 15.4% of our consolidated revenues for the three months ended March 31, 1999.

               - Internet revenues and other revenues. Our Internet revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 3.5% of our consolidated revenues for the three months ended March 31, 1999.

          Our operating expenses include cost of services expenses, selling, operations and administrative expenses and depreciation and amortization expenses.

          Cost of services expenses include:


               - Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs accounted for approximately 73.2% of our operating expenses for the three months ended March 31, 1999. Programming costs is our largest single cost and we expect this to continue. Since this cost is based on numbers of subscribers, it will increase as we add more subscribers.

               - Telephone and Internet access services. Cost of services related to our telephone and Internet access services include costs of Internet transport and telephone switching, and interconnection and transport charges payable to local and long distance carriers.

          Selling, operations and administrative expenses include:

               - Sales and marketing costs. Sales and marketing costs include the cost of sales and marketing personnel and advertising and promotional expenses.

               - Network operations and maintenance expenses. Network operations and maintenance expenses include payroll and departmental costs incurred for network design and maintenance monitoring.

               - Customer service expenses. Customer service expenses include payroll and departmental costs incurred for customer service representatives and management.

               - General and administrative expenses. General and administrative expenses consist of corporate and subsidiary general management and administrative costs.

          Depreciation and amortization expenses include:

               - Depreciation and amortization expenses. Depreciation and amortization expenses include depreciation of our interactive broadband networks and equipment, and amortization of cost in excess of net assets and other intangible assets related to acquisitions.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998


          The following table sets forth financial data as a percentage of operating revenues for the three months ended March 31, 1998 and 1999.

                                                                                                     Three Months
                                                                                                        ended
                                                                                                      March 31,
                                                                                                   ---------------
                                                                                                   1998       1999
                                                                                                   ----       ----
         Operating revenues........................................                                100%       100%
                                                                                                   ---        ---
         Operating expenses:
           Cost of services........................................                                 43         48
           Selling, operating and administrative...................                                 96         85
           Depreciation and amortization...........................                                 41         77
                                                                                                   ---        ---
                   Total...........................................                                180        210
                                                                                                   ---        ---
         Operating income (loss)...................................                                (80)      (110)
         Other income and expenses.................................                                (90)       (70)
                                                                                                   ---        ---
         Income (loss) before minority interest and income tax
           (provision) benefit.....................................                               (170)      (180)
         Income tax (provision) benefit............................                                  0         39
                                                                                                   ---        ---
         Net income (loss).........................................                               (170)%     (141)%
                                                                                                   ===        ===


          The following table sets forth certain operating data for the three months ended March 31, 1999 and 1998. The information provided in the table reflects revenue-generating connections as of the dates indicated. Please see the footnotes provided for information regarding revenue-generating connections.


                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                         --------------------------
                                           1999              1998              CHANGE             %
                                         --------          --------            -------       -------
HOMES RELEASED TO SALES                   246,575           139,959            106,616          76.2%

Connections (1)
  Video                                    80,068            41,976             38,092          90.7%

  Telephone
    On - Net (2)                            3,904               623              3,281         526.6%
    Off - Net (3)                           5,864                 0              5,864         100.0%
                                          -------           -------            -------       -------
                                            9,768               623              9,145       1,467.9%

  High-speed Internet                       1,405               244              1,161         475.8%
                                          -------           -------            -------       -------
                     Total                 91,241            42,843             48,398          88.5%
                                          =======           =======            =======       =======

(1) Connections represent revenue-generating connections. For video and high-speed Internet, connections represent the number of customers subscribing to the service. For telephone, connections represent the number of lines connected. For example, a telephone customer that has two lines would be counted as two connections.

(2) On-net refers to lines provided over our broadband networks.

(3) Off-net consists of all telephone connections provided within our broadband network area over telephone lines leased from third parties.


          REVENUES. Operating revenues for the three months ended March 31, 1999 increased 144% to $10.0 million, compared to $4.1 million for the three months ended March 31, 1998. The increased revenues are primarily due to a higher number of connections during the three months ended March 31, 1999 compared to the same period in 1998. The additional connections resulted primarily from:

               - the extension of our broadband networks in the Montgomery, Columbus and Panama City markets,

               - the initial offering of broadband services in the Augusta and Charleston markets at the end of the third quarter of 1998, and

               - the acquisition of TTE and Cable Alabama systems in June 1998 and October 1998, respectively.

          EXPENSES. Our operating expenses for the three months ended March 31, 1999, excluding depreciation and amortization, increased 134.4% to $13.4 million, compared to $5.7 million for the three months ended March 31, 1998. Cost of services were $4.8 million in 1999 compared to $1.8 million in 1998. Selling, operating, and administrative expenses were $8.5 million and $3.9 million, respectively, for such periods. The increase in our cost of services and selling, operating, and administrative expenses is consistent with the growth in revenues and is due to the expansion of our operations and the increase in the number of employees in connection with such expansion and growth into new markets.

          Depreciation and amortization for the three months ended March 31, 1999 increased to $7.7 million, compared to $1.7 million for the three months ended March 31, 1998. This increase is due to a significant increase in property, plant, equipment and intangible assets resulting from the expansion of our networks; the acquisition of the TTE and Cable Alabama systems; and the purchase of buildings, computers and office equipment at the corporate and subsidiary locations.

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

          NET LOSS. We incurred a net loss for the three months ended March 31, 1999 of $14.2 million, compared to a net loss of $7.0 million for the three months ended March 31, 1998. We expect our net losses to continue to increase as we continue to expand our business.

LIQUIDITY AND CAPITAL RESOURCES.

          As of March 31, 1999, we had net working capital of $34.7 million, compared to $52.7 million at December 31, 1998.

          We have required equity infusions and debt proceeds to finance a significant portion of our operating, investing and financing activities in the development of our business. For the three months ended March 31, 1999, we used approximately $4.8 million in cash flows from operating activities and used approximately $89,000 in cash flows from investing activities. Our operating activities consisted primarily of $14.2 million of net loss and $1.9 million of changes in current assets and liabilities, which were partially offset by $7.7 million of depreciation and amortization and $3.6 million of bond accretion on our senior discount notes. Our investing activities for the three months ended March 31, 1999 primarily consisted of $19.5 million of capital expenditures which were funded primarily by proceeds from the sale of short-term investments of $19.6 million. The short-term investments sold represent a portion of the proceeds received from the October 22, 1997 offering of senior discount notes that were invested in marketable securities.

FUNDING TO DATE

          On October 22, 1997, we received net proceeds of approximately $242.4 million from the offering of units consisting of senior discount notes due 2007 and warrants to purchase preferred stock. The notes were sold at a substantial discount from their principal amount at maturity and there will not be any payment of interest on the notes prior to April 15, 2003. The notes will fully accrete to face value of $444.1 million on October 15, 2002. From and after October 15, 2002, the notes will bear interest, which will be payable in cash, at a rate of 11 7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The indenture contains covenants that affect, and in certain cases significantly limit or prohibit, our ability to:


               - incur indebtedness;

               - pay dividends;

               - prepay subordinated indebtedness;

               - redeem capital stock;

               - make investments;

               - engage in transactions with stockholders and affiliates;

               - create liens;

               - sell assets; and

               - engage in mergers and consolidations.

          If we fail to comply with these covenants, our obligation to repay the notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the indenture restricts our ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits us and our subsidiaries to incur an unlimited amount of indebtedness to finance the acquisition of equipment, inventory and network assets and to secure such indebtedness, and to incur up to $50 million of additional secured indebtedness. Upon a change of control, as defined in the indenture, we would be required to make an offer to purchase the notes at a purchase price equal to 101% of their accreted value, plus accrued interest.

          Each unit in the offering also consisted of a warrant to purchase
0.003734 shares of our preferred stock at an exercise price of $0.01 per share.

          In connection with the units offering, we completed an equity private placement, in which we issued approximately 21,400 additional shares of Preferred Stock at $1,500 per share to ITC Holding, Century Telephone Enterprises, Inc., SCANA Communications, Inc., South Atlantic Venture Fund III, Limited Partnership and AT&T venture funds for aggregate proceeds of approximately $32.2 million. ITC Holding, Century Telephone, South Atlantic, AT&T venture funds and SCANA Communications, Inc. purchased approximately $10.0 million, $2.5 million, $5.5 million, $5.0 million and $5.0 million of preferred stock, respectively, in this private placement. A portion of the proceeds from this private placement were used to repay approximately $11.0 million in borrowings from SCANA and an additional $11.0 million of debt we incurred to finance the purchase of our cable television systems in Montgomery, Alabama and Columbus, Georgia in 1995. ITC Holding subsequently repurchased all shares of our preferred stock owned by Century Telephone, South Atlantic and SCANA during 1998.

          On December 22, 1998, we entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp. The credit facility allows us to borrow up to five times a certain individual subsidiary's annualized consolidated adjusted cash flow, as defined in the credit facility agreement. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At our option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from .50% to 2.50% based on our leverage ratio. The credit facility contains a number of covenants including, among others, covenants limiting our ability and the ability of our subsidiaries to:


               - incur debt;

               - create liens;

               - pay dividends;

               - make distributions or stock repurchases;

               - make certain investments;

               - engage in transactions with affiliates;

               - sell assets; and

               - engage in mergers and acquisitions.

          The credit facility also includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis, including the number of revenue generating units and average revenue per subscriber. We are currently in compliance with these covenants. Should we not be in compliance with the covenants in the future, we would be in default and would require a waiver from the lender. In the event the lender would not provide a waiver, amounts outstanding against the facility could be payable to the lender on demand. A change of control of our company, as defined in the credit facility agreement, would constitute a default under the covenants. To date, no funds have been drawn against the credit facility.

FUTURE FUNDING

          Our business requires substantial investment to finance capital expenditures and related expenses, to expand and/or upgrade the interactive broadband networks, to fund subscriber equipment and to maintain the quality of our networks. We currently expect to spend approximately $94 million for capital expenditures during 1999, including the planned expansion and/or upgrade of the Montgomery, Columbus, Panama City, Augusta, Charleston and Huntsville networks. We currently expect to spend approximately $9 million to fund operating losses and approximately $131 million for capital expenditures during 2000. The $131 million includes approximately $70 million related to the construction of networks in our existing markets. The remainder primarily relates to the purchase of equipment for customer premises, such as set-top cable boxes, information systems and the commencement of the construction of networks in additional markets. Failure to have access to additional funds during 2000 could require us to delay some of our construction plans, delay preliminary efforts in new markets and possibly require us to restrict or reduce the level of operations in some markets.

          We presently estimate the cost to complete construction of the networks in our existing markets to be approximately $170 million, of which approximately $70 million would be expended during 2000. We currently expect that if sufficient funds are raised, the construction of our networks in our existing markets would be substantially completed during 2002.

          We presently expect that present cash reserves, cash flow from operations, funding obtained through our existing credit facility and the private offering discussed below will be sufficient to fund our 2000 capital expenditures. We will need additional capital to complete construction of our networks through 2002. We expect to raise this capital through private and public debt offerings and private and public equity offerings, although there is no assurance that this financing will be available on terms favorable to us. If we are not successful in raising additional capital, we may not be able to complete the construction of our networks throughout our current markets. This may cause us to violate our franchises agreements, which could adversely affect us, or may just limit our growth within these markets.

          We plan to expand to additional mid-sized cities in the southeastern United States. We estimate the cost of constructing networks and funding initial subscriber equipment in additional new cities at approximately $50 to $75 million per city, though our costs could be as much as $85 million to $90 million per city for larger markets. The actual costs of each new market may vary significantly from this range and will depend on the number of miles of network to be constructed, the geographic and demographic characteristics of the city, costs associated with the cable franchise in each city, the number of subscribers in each city, the mix of services purchased, the cost of subscriber equipment we pay for or finance and other factors. We will need additional financing to expand into additional cities, for new business activities or in the event we decide to make additional acquisitions. We expect to raise this capital through private and public debt offerings and private and public equity offerings, although there is no assurance that this financing will be available on terms favorable to us. If we are not successful in raising additional capital, we will not be able to expand to additional cities as planned. The schedule for our planned expansion will depend upon the availability of sufficient capital. Definitive decisions on which cities will be chosen for expansion are not expected to be made until this capital has been raised.

THE YEAR 2000 ISSUE

          General

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

          Certain of our suppliers and vendors could have a material affect on our business if they fail to become year 2000 ready. In these cases, we are relying on the determination by an outside testing company that these vendors and suppliers are ready for the year 2000. Also, we have conducted our own testing of certain major components of the systems provided to us by third parties. Nonetheless, if we or a significant third party on which we rely fails to become year 2000 ready, or if the year 2000 problem causes our systems to become internally incompatible or incompatible with such third party systems, our business could suffer from material disruptions, including the inability to process transactions, send invoices, accept customer orders or provide customers with our services. We could also face similar disruptions if the year 2000 problem causes general widespread problems or an economic crisis. We cannot now estimate the extent of these potential disruptions.

          Our State of Readiness

          We established a year 2000 program office to coordinate activity and report to our executive management and board of directors with regard to the year 2000 issue. Our year 2000 program office developed a plan for us to become year 2000 ready. This plan covered:


     - our technology and operating systems;

     - billing of our cable, telephone and Internet services;

     - customer service;

     - financial operations and reporting;

     - network monitoring; and

     - the systems of our major vendors, third party service providers and other material service and content providers.

          We addressed our year 2000 plan with respect to our internal operations in six phases:

     - an awareness phase, in which we inventoried and evaluated our systems, components and other significant infrastructure;

     - an assessment phase, in which we identified those elements that reasonably could be expected to be affected by year 2000 problems;

     - a remediation phase, in which we remediated or replaced equipment that we believe would fail to operate properly in the year 2000;

     - a testing and validation phase, in which we tested the remediation and replacement conducted and validated its ability;

     - an implementation phase, in which we added our new or updated equipment to our current systems; and

     - a contingency phase, in which we developed contingency plans for our at-risk business functions.

We have completed all phases of our plan for all of our services and systems.

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

          Costs

          To date, we have incurred approximately $450,000 of costs in connection with our year 2000 plan, and we anticipate spending approximately $150,000 in additional funds. We expense all costs associated with our Year 2000 plan as we incur them and anticipate funding the costs of our plan from cash flows. To date, we have not deferred any specific information technology projects because of the costs of our plan.

          Risks

          The failure to correct a material year 2000 problem or to implement a contingency plan could result in system failures leading to a disruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect our business, profitability and operating results.

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

          Our contingency plans for the components of our operations that are provided by third parties and are of greatest concern to us in the event of a year 2000 problem are:

     - Network. To prepare for potential year 2000 problems affecting our network, we have leased more facilities to provide greater redundancy. We have also received vendor assurances with regard to our network.

     - Billing. We have conducted our own testing of our billing systems. In addition, we are relying on third-party verification that these systems are ready for the year 2000.

     - Switching. A switch is a device that directs voice and data traffic over a network. Switching is the process of connecting the calling party with the called party through one or more switches. We have only one switch, through which we route all of our telephone data transmissions. A team of specialists from an outside consulting service will be on call to provide backup support in the event of any year 2000 problems. The switching functions have also been tested by us and by third-parties for year 2000 readiness.

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          We are exposed to market risk from changes in interest rates. We manage our exposure to this market risk through our regular operating and financing activities. Derivative instruments are not currently used and, if utilized, are employed as risk management tools and not for trading purposes.

          We have no derivative financial instruments outstanding to hedge interest rate risk. To date, no funds have been drawn against our credit facility. However, any borrowings under our credit facility which are based on either prime rate or federal funds rate plus applicable margin or LIBOR plus applicable margin would be subject to market conditions. Any changes in these rates would affect the rate at which we could borrow funds under our credit facility. A hypothetical 10% increase in interest rates on our variable rate bank debt for a duration of one year would increase interest expense by an immaterial amount.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS

Exhibit Number             Description of Exhibit
--------------             ----------------------

27.1*                      Financial Data Schedule for the three months ended
                           March 31, 1999.
                           (for SEC use only)

------------

* Previously filed with KNOLOGY Holdings, Inc.'s Form 10-Q for the quarter ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, KNOLOGY Holdings, Inc. has duly caused this Amendment No. 2 to KNOLOGY Holdings, Inc.'s Form 10-Q for the quarter ended March 31, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                         KNOLOGY Holdings, Inc.

        December 27, 1999              By: /s/ Rodger L. Johnson
                                       ----------------------------------------
                                       Rodger L. Johnson
                                       President and Chief Executive Officer