Form 10-Q/A
period 1999-06-30
KNOLOGY HOLDINGS INC /GA
filed 1999-12-27
CIK 1048932

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

                                EXPLANATORY NOTE

     Our parent company, KNOLOGY, Inc., has filed a registration statement on Form S-1 with the Securities and Exchange Commission (Registration No. 333-89179). We are amending our quarterly report on Form 10-Q for the quarter ended June 30, 1999 to make conforming changes.

        This Form 10-Q/A presents information relating to our quarter ended
June 30, 1999 and does not include any updated information or discuss any recent developments occurring after the original filing of our Form 10-Q for the quarter ended June 30, 1999 in August 1999.

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
                                                ============     ===========     ============     ============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE MANAGEMENT'S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS REPORT INCLUDE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT
LIMITATION:

         -        THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE;

         -        THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND
                  NEW COMPETITORS;

         - THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS;

         -        THAT NEEDED FINANCING WILL NOT BE AVAILABLE TO US IF
                  AND AS NEEDED;

         - THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED;

         - THAT WE OR OUR VENDORS AND SUPPLIERS MAY FAIL TO TIMELY ACHIEVE YEAR 2000 READINESS SUCH THAT THERE IS A MATERIAL ADVERSE IMPACT ON OUR BUSINESS, OPERATIONS OR FINANCIAL RESULT; AND

         -        THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR.


THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.


         The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 1999 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.

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

         - Video revenues. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 79.1% of our consolidated revenues the six months ended June 30, 1999.

         - Telephone revenues. Our telephone revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail and usage fees for long distance service. Telephone revenues accounted for approximately 16.5% of our consolidated revenues for the six months ended June 30, 1999.

         - Internet revenues and other revenues. Our Internet revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 4.4% of our consolidated revenues for the six months ended June 30, 1999.

         Our operating expenses include cost of services expenses, selling, operations and administrative expenses and depreciation and amortization expenses.

Cost of services expenses include:


         - Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs accounted for approximately 70.4% of our operating expenses for the six months ended June 30, 1999. Programming costs is our largest single cost and we expect this to continue. Since this cost is based on numbers of subscribers, it will increase as we add more subscribers.

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

RESULTS OF OPERATIONS

         The following table sets forth financial data as a percentage of operating revenues for the three months ended June 30, 1998 and 1999 and the six months ended June 30, 1998 and 1999.

                                                                       THREE MONTHS        SIX MONTHS
                                                                          ENDED               ENDED
                                                                         JUNE 30,            JUNE 30,
                                                                      --------------      --------------
                                                                      1998      1998      1998      1999
                                                                      ----      ----      ----      ----
Operating revenues........................................            100%      100%      100%       100%
                                                                      ---       ---       ---       ----
Operating expenses:
  Cost of services........................................             43        49        43         49
  Selling, operating and administrative...................            105        91       100         88
  Depreciation and amortization...........................             38        79        40         78
                                                                      ---       ---       ---       ----
          Total...........................................            186       219       183        215
                                                                      ---       ---       ---       ----
Operating income (loss)...................................            (86)     (119)      (83)      (115)
Other income and expenses.................................            (79)      (70)      (85)       (70)
                                                                      ---       ---       ---       ----
Income (loss) before minority interest and income tax
  (provision) benefit ....................................           (165)     (189)     (168)      (185)
Income tax (provision) benefit............................              0         0         0         63
                                                                      ---       ---       ---       ----
Net income (loss).........................................           (165)%    (189)%    (168)%     (122)%
                                                                      ===       ===       ===       ====

         The following table sets forth certain operating data for the three months ended June 30, 1999 and 1998. The information provided in the table reflects revenue-generating connections as of the dates indicated. Please see the footnotes provided for information regarding revenue-generating connections.

                                                          AS OF JUNE 30,
                                                       1999           1998            CHANGE                %
                                                     -------         -------          -------             -----

HOMES RELEASED TO SALES                              265,511         147,916          117,595             79.5%
                                                     =======         =======          =======             ====

Connections
  Video (1)                                           82,459          45,215           37,244             82.4%
                                                      ------          ------           ------             ----

  Telephone
    On - Net (2)                                       6,415           1,475            4,940            334.9%
    Off - Net (3)                                      6,357           5,601              756             13.5%
                                                      ------          ------           ------             ----
                                                      12,772           7,076            5,696             80.5%

  High-Speed Internet                                  2,334             395            1,939            490.9%
                                                      ------          ------           ------             ----
                     Total Connections                97,565          52,686           44,879             85.2%
                                                      ======          ======           ======             ====

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998.

         REVENUES. Operating revenues increased 109.9% from $5.1 million for the three months ended June 30, 1998 to $10.6 million for the three months ended June 30, 1999. The increased revenues are primarily due to a higher number of connections during the three months ended June 30, 1999 compared to the same period in 1998. The additional connections resulted primarily from:


         - the extension of the Company's Broadband networks in the Montgomery, Columbus and Panama City markets,


         - the continued growth of broadband services in the Augusta and Charleston markets, and

         - the acquisition of TTE and Cable Alabama systems in June 1998 and October 1998, respectively.

         EXPENSES. Our operating expenses, excluding depreciation and amortization, increased 98.8% from $7.5 million for the three months ended June 30, 1998 to $14.8 million for the three months ended June 30, 1999. Our cost of services increased 139.2% from $2.2 million for the three months ended June 30, 1998 to $5.2 million for the three months ended June 30, 1999. Our selling, operating, and administrative expenses increased 82.3% from $5.3 million for the three months ended June 30, 1998 to $9.7 million for the three months ended June 30, 1999. The increase in our cost of services and operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets.

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

         NET LOSS. We incurred a net loss of $8.3 million for the three months ended June 30, 1998 compared to a net loss of $16.7 million for the three months ended June 30, 1999. We expect our net losses to continue to increase as we continue to expand our business.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

         REVENUES. Our operating revenues increased 125.3% from $9.2 million for the six months ended June 30, 1998 to $20.6 million for the six months ended June 30, 1999. The increased revenues are primarily due to a higher number of connections during the six months ended June 30, 1999 compared to the same period in 1998. The additional connections resulted primarily from:

         - the extension of our broadband networks in the Montgomery, Columbus and Panama City markets,

         - the continued growth of broadband services in the Augusta and Charleston markets, and

         - the acquisition of TTE and Cable Alabama systems in June 1998 and October 1998, respectively.

         EXPENSES. Our operating expenses, excluding depreciation and amortization, increased 114.0% from $13.2 million for the six months ended June 30, 1998 to $28.2 million for the six months ended June 30, 1999. Our cost of services increased 154.4% from $3.9 million for the six months ended June 30, 1998 to $10.0 million for the six months ended June 30, 1999. Our selling, operating, and administrative expenses increased 96.8% from $9.2 million for the six months ended June 30, 1998 to $18.2 million for the six months ended June 30, 1999. The increase in our cost of services and operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets.

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

         NET LOSS. We incurred a net loss of $15.4 million for the six months ended June 30, 1998 compared to a net loss of $31.0 million for the six months ended June 30, 1999. We expect our net losses to continue to increase as we continue to expand our business.

LIQUIDITY AND CAPITAL RESOURCES.

         As of June 30, 1999, we had net working capital of $9.3 million, compared to $52.7 million at December 31, 1998.

         We have required significant equity infusions and debt proceeds to finance a significant portion of our operating, investing and financing activities in the development of our business. Our operating activities provided cash of $5.1 million and used cash of $8.7 million for the six months ended June 30, 1998 and 1999, respectively. Cash used in operating activities in the 1999 period was primarily due to a net loss and changes in receivables, partially offset by depreciation and amortization and bond accretion on the senior discount notes. Our investing activities used cash of $8.2 million and provided cash of $3.9 million for the six months ended June 30, 1998 and 1999, respectively. Our investing activities in the 1999 period primarily consisted of $45.5 million of capital expenditures principally funded by $49.3 million in proceeds from the sale of short-term investments. The short-term investments sold represent a portion of the proceeds received from the October 22, 1997 offering of senior discount notes that were invested in marketable securities.

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

         On December 22, 1998, we entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp. The credit facility allows us to borrow up to five times a certain individual subsidiary's annualized consolidated adjusted cash flow, as defined in the credit facility agreement. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At KNOLOGY Holdings' option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from .50% to 2.50% based on our leverage ratio. The credit facility contains a number of covenants including, among others, covenants limiting our ability and the ability of our subsidiaries to:


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

We have completed all the phases of our plan for all of our services and systems.

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

         Interstate Telephone Company and Valley Telephone Company will be year 2000 ready by December 1999. We depend on these companies for our telephone carrier access billing, customer care and billing and switching services. Both companies rely on third party vendors for the telephony customer care and billing and switching services, and both use a legacy system for telephony carrier access billing services.

         Costs

To date, we have incurred approximately $500,000 of costs in connection with our year 2000 plan, and we do not anticipate spending additional funds. We expense all costs associated with our Year 2000 plan as we incur them and anticipate funding the costs of our plan from cash flows. To date, we have not deferred any specific information technology projects because of the costs of our plan.

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

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS

Exhibit Number    Description of Exhibit

  27.1* Financial Data Schedule for the six months ended June 30, 1999. (for SEC use only)

-----------------------
   * Previously filed with KNOLOGY Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, KNOLOGY Holdings, Inc. has duly caused this Amendment No. 2 to KNOLOGY Holdings, Inc.'s Form 10-Q for the quarter ended June 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                   KNOLOGY Holdings, Inc.

    December 27, 1999         By:   /s/ Rodger L. Johnson
                                   ---------------------
                                   Rodger L. Johnson
                                   President and Chief Executive Officer