Form 10-Q/A
period 1999-09-30
KNOLOGY HOLDINGS INC /GA
filed 1999-12-27
CIK 1048932

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

                                EXPLANATORY NOTE

     Our parent company, KNOLOGY, Inc., has filed a registration statement on Form S-1 with the Securities and Exchange Commission (Registration No. 333-89179). We are amending our quarterly report on Form 10-Q for the quarter ended September 30, 1999 to make conforming changes.

     This Form 10-Q/A presents information relating to our quarter ended September 30, 1999 and does not include any updated information or discuss any recent developments occurring after the original filing of our Form 10-Q for the quarter ended September 30, 1999 in November 1999.

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

         -        THAT NEEDED FINANCING WILL NOT BE AVAILABLE IF AND AS NEEDED;

         - THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED;

         - THAT WE OR OUR VENDORS AND SUPPLIERS MAY FAIL TO TIMELY ACHIEVE YEAR 2000 READINESS SUCH THAT THERE IS A MATERIAL ADVERSE IMPACT ON OUR BUSINESS, OPERATIONS OR FINANCIAL RESULTS; AND

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

        - Video revenues. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 76.8% of our consolidated revenues for the nine months ended September 30, 1999.

        - Telephone revenues. Our telephone revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail and usage fees for long distance service. Telephone revenues accounted for approximately 17.9% of our consolidated revenues for the nine months ended September 30, 1999.

        - Internet revenues and other revenues. Our Internet revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 5.3% of our consolidated revenues for the nine months ended September 30, 1999.

        Our operating expenses include cost of services expenses, selling, operations and administrative expenses and depreciation and amortization expenses.

        Cost of services expenses include:

        - Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs accounted for approximately 24.9% of our operating expenses for the nine months ended September 30, 1999. Programming costs is our largest single cost and we expect this to continue. Since this cost is based on numbers of subscribers, it will increase as we add more subscribers.

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

RESULTS OF OPERATIONS

The following table sets forth financial data as a percentage of operating revenues for the three months ended September 30, 1998 and 1999 and the nine months ended September 30, 1998 and 1999.

                                                                 THREE MONTHS             NINE MONTHS
                                                                    ENDED                    ENDED
                                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                                            ------------------------      --------------
                                                                    1998      1999        1998      1999
                                                                    ----      ----        ----      ----
Operating revenues........................................          100%      100%        100%       100%
                                                                   ----      ----       -----      -----
Operating expenses:
  Cost of services........................................           49        47          46         48
  Selling, operating and administrative...................           98        77         100         84
  Depreciation and amortization...........................           35        78          37         78
                                                                   ----      ----       -----      -----
          Total...........................................          182       202         183        210
                                                                                        -----      -----
Operating income (loss)...................................          (82)     (102)        (83)      (110)
Other income and expenses.................................          (73)      (65)        (79)       (68)
                                                                                        -----      -----
Income (loss) before, income tax (provision) benefit .....         (155)     (167)       (162)      (178)
Income tax (provision) benefit............................           35        40          16         36
                                                                   ----      ----       -----      -----
Net income (loss).........................................         (120)%    (127)%      (146)%     (142)%
                                                                   ====      ====       =====      =====

        The following table sets forth certain operating data for the three months ended September 30, 1999 and 1998. The information provided in the table reflects revenue-generating connections as of the dates indicated. Please see the footnotes provided for information regarding revenue-generating connections.

                                 AS OF SEPTEMBER 30,
                                  1999         1998       CHANGE         %
                                -------      -------      ------       -----
HOMES RELEASED TO SALES         277,401      222,238      55,163        24.8%
                                =======      =======      ======       =====

Connections
  Video (1)                      84,922       75,990       8,932        11.8%
                                -------      -------      ------       -----

  Telephone
    On - Net (2)                   9,782        2,230       7,552       338.7%
    Off - Net (3)                 6,568        5,911         657        11.1%
                                -------      -------      ------       -----
                                 16,350        8,141       8,209       100.8%

  High-Speed Internet             3,419          523       2,896       553.7%
                                -------      -------      ------       -----
                     Total      104,691       84,654      20,037        23.7%
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

         Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998.

        REVENUES. Operating revenues increased 68.9% from $7.0 million for the three months ended September 30, 1998 to $11.9 million for the three months ended September 30, 1999. The increased revenues are primarily due to a higher number of connections during the three months ended September 30, 1999 compared to the same period in 1998. The additional connections resulted primarily from:

        - the extension and/or buildout of our broadband networks in the Montgomery, Columbus, Panama City, Augusta and Charleston, and

        - the acquisition of Cable Alabama (approximately 32,000 video connections) effective September 1, 1998.

        EXPENSES. Our operating expenses, excluding depreciation and amortization, increased 42.4% from $10.3 million for the three months ended September 30, 1998 to $14.7 million for the three months ended September 30, 1999. Cost of services increased 61.6% from $3.4 million for the three months ended September 30, 1998 to $5.6 million for the three months ended September 30, 1999. Our selling, operating, and administrative expenses increased 32.8% from $6.9 million for the three months ended September 30, 1998 to $9.2 million for the three months ended September 30, 1999. The increase in our cost of services and operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets.

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

        Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

        Revenues. Operating revenues increased 100.8% from $16.2 million for the nine months ended September 30, 1998 to $32.5 million for the nine months ended September 30, 1999. Our increased revenues are primarily due to a higher number of connections during the nine months ended September 30, 1999 compared to the same period in 1998. The additional connections resulted primarily from:

        - the extension of our broadband networks in the Montgomery, Columbus and Panama City markets;

        - the continued growth of broadband services in the Augusta and Charleston markets; and

        - the acquisition of the TTE and Cable Alabama systems in June 1998 and October 1998, respectively.

        Particularly in the cable industry, there is a trend towards consolidation, exclusivity arrangements and other forms of competition. If the level of competition continues to increase, due to consolidation, exclusivity arrangements or otherwise, our ability to attract and retain customers and to increase revenues could suffer.

        Expenses. Our operating expenses, excluding depreciation and amortization, increased 82.5%, from $23.5 million for the nine months ended September 30, 1998 to $42.9 million for the nine months ended September 30, 1999. The cost of services component of operating expenses increased 111.1%, from $7.4 million for the 1998 period to $15.6 for the 1999 period. Our selling, operations, and administration expenses increased 69.4%, from $16.2 million for the 1998 period to $27.4 million for the 1999 period. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets. We expect our cost of services to continue to increase as we add more revenue generating units. Our selling, operations and administration expenses will increase as we expand into additional markets. Programming costs, which are our largest single expense item, have been increasing over the last several years, and we expect this trend to continue. We may not be able to pass these higher costs on to customers, which would adversely affect our cash flow and operating margins.

        Our depreciation and amortization expenses increased from $6.0 million for the nine months ended September 30, 1998 to $25.3 million for the nine months ended September 30, 1999. Approximately $8.0 million of the increase in depreciation and amortization is due to the amortization of the excess of the purchase price of Cable Alabama over the fair value of net assets acquired. Approximately $6.0 million of the increase is due to depreciation expense related to network capital expenditures, with the remainder of the increase primarily due to depreciation expense related to the purchase of buildings, computers and office equipment at the corporate and subsidiary locations. We expect our depreciation and amortization expense to continue to increase as we make capital expenditures to extend our existing networks and build additional networks.

        Our interest expense increased from $21.5 million for the nine months ended September 30, 1998 to $23.6 million for the nine months ended September 30, 1999. The increase in interest expense reflects the accrual of the interest attributable to the senior discount notes issued in October 1997.

        Our interest income was $8.4 million for the nine months ended September 30, 1998, compared to $1.3 million for the same period in 1999. The interest income reflects the interest earned from the investment of certain proceeds received from the issuance of the senior discount notes in October 1997. The decrease in interest income is due to the draw down of marketable securities to fund planned expansion and acquisitions.

        Income Tax (Provision) Benefit. We recorded an income tax benefit of $2.5 million for the nine months ended September 30, 1998 compared to an income tax benefit of $11.9 million for the nine months ended September 30, 1999. The income tax benefit in 1999 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding. The tax sharing agreement was effective August 1998 upon the acquisition by ITC Holding of its majority-owned interest in our company.

        Net Loss. We incurred a net loss of $23.8 million for the nine months ended September 30, 1998 compared to a net loss of $46.1 million for the nine months ended September 30, 1999. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets. We expect net losses to continue to increase as we proceed with the expansion of our business.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1999, we had net working capital of $14.6 million, compared to $52.7 million at December 31, 1998. The decrease in working capital is principally due to the draw down of cash to fund expansion and operating losses.

        We have required equity infusions and debt proceeds to finance a significant portion of our operating, investing and financing activities in the development of our business. Our operating activities provided cash of $6.3 million and used cash of $7.8 million for the nine months ended September 30, 1998 and 1999, respectively. Net cash used in operating activities in the 1999 period was primarily due to a net loss of $46.1 million offset by a $2.0 million change in working capital and depreciation and amortization and bond accretion on the senior discount notes of $25.3 million and $11.0 million, respectively. Our investing activities used cash of $9.9 million and provided cash of $4.2 million for the nine months ended September 30, 1998 and 1999, respectively. Our investing activities in the 1999 period primarily consisted of $61.2 million of capital expenditures principally funded by $66.2 million in proceeds from the sale of short-term investments. The short-term investments sold represent a portion of the proceeds received from the October 22, 1997 offering of senior discount notes that were invested in marketable securities. Financing activities used cash of $295,000 and provided cash of $18.9 million for the nine months ended September 30, 1998 and 1999, respectively. We borrowed $19.0 million against our credit facility during the 1999 period.

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

        On December 22, 1998, we entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp. The credit facility allows us to borrow up to five times a certain individual subsidiary's annualized consolidated adjusted cash flow, as defined in the credit facility agreement. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At our option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from .50% to 2.50% based on our leverage ratio. The credit facility contains a number of covenants including, among others, covenants limiting the our ability and the ability of our subsidiaries to:

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

         The maximum amount currently available under the credit facility at September 30, 1999 was approximately $23 million, assuming compliance with all of the operating and financial covenants. As of September 30, 1999, $19 million of the $23 million currently available had been drawn against the credit facility.


FUTURE FUNDING

         Our business requires substantial investment to finance capital expenditures and related expenses, to expand and/or upgrade the interactive broadband networks, to fund subscriber equipment and to maintain the quality of our networks. We currently expect to spend approximately $94 million for capital expenditures during 1999, which includes $64.3 million spent in the first nine months of 1999, including the planned expansion and/or upgrade of the Montgomery, Columbus, Panama City, Augusta, Charleston and Huntsville networks and approximately $5 million to fund operating losses in 1999. We currently expect to spend approximately $9 million to fund operating losses and approximately $131 million for capital expenditures during 2000. The $131 million includes approximately $70 million related to the construction of networks in our existing markets. The remainder primarily relates to the purchase of equipment for customer premises, such as set-top cable boxes, information systems and the commencement of the construction of networks in additional markets. Failure to have access to additional funds during 2000 could require us to delay some of our construction plans, delay preliminary efforts in new markets and possibly require us to restrict or reduce the level of operations in some markets.

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

        ITC Holding intends to complete a reorganization of certain of its wholly owned and majority owned subsidiaries during the fourth quarter of 1999 or early 2000 as follows:

        - ITC Holding plans to contribute its approximately 85% interest in us to KNOLOGY, Inc.

        - ITC Holding plans to contribute all of the outstanding capital stock of Interstate Telephone, Inc.; Valley Telephone Inc.; Globe Telecommunications Inc.; and ITC Globe Inc. to KNOLOGY, Inc.

        - ITC Holding plans to contribute its 222,832 shares of Series A preferred stock and 50,000 shares of Series B preferred stock, and its subscription rights to purchase an additional 610,501 shares of Series A preferred stock and 200,000 shares of Series B preferred stock (together with approximately $5,663,000 in cash to be used by KNOLOGY, Inc. to make the subscription payment) in ClearSource, Inc. to KNOLOGY, Inc.

        - We expect that our minority shareholders will exchange the remaining approximately 15% of their shares for shares of KNOLOGY, Inc.

        As a result of the planned reorganization, Interstate Telephone, Valley Telephone, Globe Telecommunications, ITC Globe and we will be wholly owned subsidiaries of KNOLOGY, Inc. A subsidiary of ITC Holding is expected to lend KNOLOGY, Inc. up to $30.4 million during the fourth quarter with an expected March 31, 2000 maturity date. The ITC Holding subsidiary may elect, in lieu of repayment, to convert the amounts outstanding under this loan and the previously mentioned $13 million loan into KNOLOGY, Inc. common stock or stock options.

        ITC Holding proposes to distribute all of its stock, and any stock options it holds in KNOLOGY, Inc. to ITC's stockholders and optionholders during the fourth quarter of 1999 or in early 2000. Shortly thereafter, KNOLOGY, Inc. intends to sell capital stock to a small group of institutional investors in a private placement of approximately $100 million. The proceeds are expected to be used to complete the buildout of our existing markets and to launch additional markets. We will continue to need additional financing to fund further expansion and to make potential acquisitions.

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

        We addressed our year 2000 plan with respect to our internal operations in six phases:

        - an awareness phase, in which we inventoried and evaluated, our systems, components and other significant infrastructure;

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

        We have no derivative financial instruments outstanding to hedge interest rate risk. Our only borrowings subject to market conditions are our borrowings under our credit facility which are based on either a prime or federal funds rate plus applicable margin or LIBOR plus applicable margin. Any changes in these rates would affect the rate at which we could borrow funds under our bank credit facility. A hypothetical 10% increase in interest rates on our variable rate bank debt for a duration of one year would increase interest expense by an immaterial amount.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS

Exhibit Number             Description of Exhibit
--------------             ----------------------
    27.1*                  Financial Data Schedule for the nine months ended
                           September 30, 1999.

----------

* Previously filed with KNOLOGY Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, KNOLOGY Holdings, Inc. has duly caused this Amendment No. 2 to KNOLOGY Holdings, Inc.'s Form 10-Q for the quarter ended September 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.


                                KNOLOGY Holdings, Inc.

           December 27, 1999    By: /s/ Rodger L. Johnson
                                  -----------------------------------
                                Rodger L. Johnson
                                President and Chief Executive Officer