Form 10-K405/A
period 1998-12-31
KNOLOGY HOLDINGS INC /GA
filed 1999-12-28
CIK 1048932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

         As of February 28, 1999, there were 394 shares of the registrant's Common Stock outstanding and 49,852 shares of the registrant's Preferred Stock outstanding.

-----------------------

* The Company does not have any class of equity securities registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.

                                EXPLANATORY NOTE

     Our parent company, KNOLOGY, Inc., has filed a registration statement on Form S-1 with the Securities and Exchange Commission (Registration No. 333-89179). We are amending our annual report on Form 10-K for the year ended December 31, 1998 to make conforming changes.

     This Form 10-K/A presents information relating to our 1998 fiscal year and does not include any updated information or discuss any recent developments occurring after the original filing of our 1998 Form 10-K in March 1999.




                                      (i)

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS.........................................        F-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON THE FINANCIAL STATEMENT
      SCHEDULES....................................................................        S-1



                                      (ii)

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. IN ADDITION, MEMBERS OF OUR SENIOR MANAGEMENT MAY, FROM TIME TO TIME, MAKE CERTAIN FORWARD-LOOKING STATEMENTS CONCERNING OUR OPERATIONS, PERFORMANCE AND OTHER DEVELOPMENTS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THOSE SET FORTH UNDER THE CAPTION "BUSINESS--RISK FACTORS" AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K, AS WELL AS FACTORS WHICH MAY BE IDENTIFIED FROM TIME TO TIME IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION OR IN THE DOCUMENTS WHERE SUCH FORWARD-LOOKING STATEMENTS APPEAR. UNLESS OTHERWISE INDICATED, DOLLAR AMOUNTS OVER $1 MILLION HAVE BEEN ROUNDED TO ONE DECIMAL PLACE AND DOLLAR AMOUNTS LESS THAN $1 MILLION HAVE BEEN ROUNDED TO THE NEAREST THOUSAND.



                                     PART I

ITEM 1.  BUSINESS

    OUR STRUCTURE.

         We were formed in November 1995. ITC Holding, a diversified telecommunications company, owns 85% of our stock. We receive services from and/or provide services to various companies that may be deemed related parties, including Interstate Telephone Company, Valley Telephone Company, InterCall, Inc., MindSpring Enterprises, Inc. and ITC-DeltaCom, Inc. These relationships and services are described in detail under the caption "Certain Relationships and Related Transactions." We believe that the transactions with these companies and others that may be deemed related parties are representative of arms-length transactions.

         We have been providing cable television service since 1995, telephone and high-speed Internet access services since 1997 and broadband carrier service since 1998. We own, operate and manage interactive broadband networks in the five metropolitan areas of Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City, Florida and Charleston, South Carolina; and plan to expand to additional mid-sized cities in the southeastern United States. In addition, we provide traditional analog and digital cable television services in Huntsville, Alabama. The Huntsville facilities are being upgraded to provide local and long distance telephone and high-speed Internet access services.

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

         In June 1998, we acquired TTE Inc., a reseller of local, long distance and operator services to small and medium-sized business customers throughout South Carolina.

         In October 1998, we acquired the Cable Alabama cable television system serving the Huntsville, Alabama area. The existing Cable Alabama plant is being upgraded to an interactive broadband network which will be completed by 2001.

     We currently offer our residential and business customers broadband communication services, including:

         - Video. We offer traditional cable television and digital cable television services. Digital cable uses advanced technology to deliver many more channels over the same amount of transmission capacity.

         -        Telephone. We offer local and long distance telephone service.

         - Internet. We offer high-speed connections to the Internet using cable modems.

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

         For the year ended December 31, 1998, video, telephone and high-speed Internet services and other revenue accounted for 86.1%, 12.8%, and 1.1%, respectively, of consolidated revenue. Other revenue consisted principally of revenue from broadband carrier services and video production services.

         Because we deliver multiple services to our customers, we report the total number of our various revenue generating service connections for local telephone, cable programming and Internet access, rather than the total number of customers. As of December 31, 1998, we had approximately 84,117 revenue generating service connections.

                                                                          AS OF DECEMBER 31,
                                                                         --------------------
                                                                           1997        1998
                                                                         --------    --------
Connections (1)
  Video.....................................................              37,716      77,744
  Telephone.................................................                 129       5,615
  Internet..................................................                 113         758
                                                                        --------    --------

Total Connections...........................................              37,958      84,117
                                                                        ========    ========
Marketable Homes Passed (2).................................             125,823     232,202
                                                                        ========    ========
Video Penetration (3).......................................                30.0%       33.5%
                                                                        ========    ========

(1) Connections represent revenue generating connections. For video and high-speed internet, connections represent the number of customers subscribing to the service. For telephone, connections represent the number of lines connected. For example, a telephone customer that has two lines would be counted as two connections.

(2) Marketable homes passed are the number of living units, such as single residence homes, apartments and condominium units, passed by our cable television distribution network.

(3) Video penetration represents video connections as a percentage of marketable home passed.

         All of our network has the ability to provide broadband communications services except for our network located in Huntsville, Alabama, which is currently being upgraded. We expect that the Huntsville upgrade will be complete in 2001.

OUR STRATEGY

         We have developed the following strategy for the implementation and operation of business:

- Build and Operate Reliable Interactive Broadband Networks. By designing, constructing and operating our own high-capacity, interactive broadband networks, we can provide our residential and business customers a wide range of high-quality broadband communications services. We believe that this gives us a competitive advantage over cable, telephone and wireless systems that do not have the capability to provide a wide range of communication services.

         We also believe that our high-capacity networks, which are substantially protected by redundant paths, give us a quality and reliability advantage over other and lower-capacity cable systems that do not have significant redundant paths. Redundant paths increase reliability by providing an alternate route for signals to travel if network problems arise. In addition, we use a specially designed powering system, which is backed up at various points along our network by a generator and a backup power source. This allows service to continue in case of a power outage. We can monitor our network 24 hours per day, seven days per week, at our network operations center.

- Provide Bundled Offerings. We believe that by bundling video, voice and data communications services we can distinguish ourselves from our competition. We believe that the cost savings on a bundle of services and the advantages of one-stop shopping will be attractive to new customers, particularly since most of our prospective customers presently buy services from multiple sources. We also believe that customers will be less likely to switch should competitors offer lower prices on individual services because of the cost savings associated with purchasing a bundle of services from us. The ability to realize an overall profit on a bundle of services should give us greater pricing flexibility.

- Be First To Market Multiple Broadband Communications Services. We believe that we are the first providers of a bundled video, voice and data broadband services package in Montgomery, Columbus, Panama City, Augusta, Charleston and Huntsville. We intend to be the first to offer a similar services package in each new market that we enter. We want to capitalize on our position as a new communications company that brings competition and choice to cities. We believe that many companies may seek to provide bundled communications services over the next several years. We expect that later entrants in a market will have greater difficulty making a profit. In addition, constructing networks uses space on various rights of way, which may be limited or more expensive for later entrants.

- Expand To Additional Markets. We intend to expand to additional mid-sized cities in the southeastern United States. Although we have not definitively decided upon particular cities for expansion, we plan to target cities:

         -        that have an average of 70 homes per mile;

         -        that generally have populations of at least 100,000; and

         - in which we believe we can capture a substantial number of cable television customers and can be the leading provider of bundled communications services.

- We believe that such cities will support a broadband communications services business and that most of the large cable companies and other service providers currently are focusing primarily on larger metropolitan areas.

- Focus On The Customer. We believe the quality and responsiveness of our customer service differentiates us from our competitors. Our customer service representatives in each market handle customer-related functions 24 hours a day. We also monitor our networks 24 hours a day, seven days a week.

- Broadband Carrier Services Strategy. We use extra, unused capacity on our networks to develop and offer wholesale services to local and long distance telephone companies, Internet services providers and other integrated services providers. Our entry into a local market with a newly constructed high-capacity network offers other service providers a reliable and cost competitive alternative to telephone services provided by the incumbent local phone company. We believe that we have a competitive advantage due to the high-quality of our networks and the fact that it passes substantially every home and business in our service area.


INDUSTRY STRUCTURE AND TECHNOLOGY

         General

         As a result of the Telecommunications Act of 1996, cable television companies may provide telephone service and vice versa, local telephone companies may provide long distance service and vice versa, and all may provide numerous ancillary services. Municipalities must grant cable television franchises to qualified applicants. This change in the regulatory landscape, along with the substantial growth in use of the Internet, has led to a rush by communications companies and others such as power companies to provide a full range of voice, video and data communications services to consumers. Although the process of building broadband networks and expanding to other services has begun, we believe that most of the large cable companies and other service providers will initially focus primarily on major metropolitan areas.

         Communications Technologies And Services

         We have set forth below a brief description of the current communications industry structure and the technology generally used by each system, including hurdles that providers face in offering new services.

         Cable Television. Cable television systems generally consist of coaxial cable, which carries signals via radio frequency, and/or fiber optic cable, which carries signals via light waves generated by a laser. The cable runs through the air attached to poles or underground past the homes in a service area, connecting to each house individually through a cable connection box located outside of the house. Subscriber homes have internal wiring running from the cable connection box to one or more boxes into which users connect television sets and set-top terminals used for special services, descrambling, pay-per-view and other features. Traditional coaxial cable networks have numerous amplifiers located along the network to restore the strength of the signal, which diminishes as it travels. Amplifiers produce interference or noise which increases as the number of amplifiers increases. Fiber optic networks do not use amplifiers since their larger lasers send signals further so they do not need amplifying.

         The number of channels or features that a cable system can offer varies with the capacity of the cable network and the electronic equipment that compresses and amplifies the signal. Additional equipment may compensate for a lower-capacity network, but too much equipment results in noise or interference, leading to a lower-quality signal. Many traditional cable companies have sought to increase capacity through the use of additional equipment, and customers have experienced increased interference.

         Many cable television systems use one-way noninteractive cable, and accordingly do not have the ability to provide telephone service, which requires a two-way interactive cable. Several cable companies, including large cable companies, offer high-speed data transmission and provide Internet access using cable modems which are one-way noninteractive. However, such service generally cannot deliver high-speed performance until the cable has been upgraded to increase capacity and add two-way interactivity.

         Wireless Cable. Wireless cable technology allows the transmission of television, high-speed computer data, and facsimile transmissions via microwave frequencies. Wireless cable has been used to serve primarily rural areas where laying traditional cable is not economically feasible. The wireless cable system sends signals from a centrally located facility equipped with transmitters, antennas, satellite dishes and scrambling and descrambling equipment to subscribers with rooftop antennas and the necessary converters.

         Because wireless cable signals use microwaves, they require line-of-sight transmission from the central source to the subscribers. Obstructions such as large buildings, trees and uneven terrain can interfere with reception, although signal repeaters that receive and re-transmit signals to avoid obstructions alleviate these shortcomings.

         Other Satellite Technologies. Satellite television companies provide satellite transmission of video and audio services directly to the customer's home. Such satellite transmission requires hardware and software to receive and decrypt satellite television programming. Satellite broadcasting does not require ground construction to install, maintain or upgrade services. Rather, the programming is transmitted from a ground station to the subscriber using a communications satellite. A subscriber must purchase or lease a satellite dish to receive signals and a receiver system to process and descramble signals for television viewing. Echostar and DirecTV provide direct broadcast satellite services using high-power communications satellites and small dish receivers. These systems generally offer more channels than cable systems.

         Currently small satellite dishes are not two-way interactive, and therefore are not suitable for telephone or Internet services. Residential systems use telephone lines to transmit to the Internet and satellite transmission for reception from the Internet. This approach still has dial-up delays, but it has many of the same advantages as Internet access over a broadband network. However, satellite transmission may cause an echo during voice transmissions due to the long distance to and from the satellite.

         Traditional Telephone. Traditional telephone service is provided by local telephone systems consisting of a network of switches, transmission facilities between switches, and connections between customer premises and a local switch. Switches are devices that direct voice and data traffic. A switch looks at incoming voice or data to determine its destination and routes the traffic accordingly. A call can be routed by the local switch directly to the called party if that party is served by the same switch, to another local or toll switch for delivery to the called party, or through one or more switches of a long distance carrier to a more distant local switch for ultimate delivery to the called party. The transmission facilities connecting switches are comprised primarily of high-capacity fiber optic cables. Customer premises usually consist of copper wire lines that run through the air or underground to each of the premises served. They generally carry analog transmissions and have relatively low transmission capacity, sufficient to carry only one two-way voice conversation.

         Capacity can be expanded by advanced techniques such as integrated services digital network or ISDN, which permits voice and data transmissions to occur simultaneously and can support some level of video teleconferencing. However, local connections, even with integrated services digital network, generally do not have sufficient capacity for large-scale provision of video services.

         Digital subscriber line or DSL uses transmission equipment placed at the customer premises and at the location where most of the network switches and equipment are located to increase transmission speeds on copper wire local connections. Widespread deployment of digital subscriber line technology is limited by the length and gauge of the copper wire connections plus the use of extenders.

         Wireless Telephones. Wireless telephone technology, which includes cellular and a technology commonly called PCS, is based upon the division of a given market area into a number of smaller geographic areas, or cells. Each cell has a base station or cell site, which is a physical location equipped with transmitter-receivers and other equipment that communicate by radio signal with wireless telephones located within range of the cell. Cells generally have an operating range from two to 25 miles. Each cell site connects to a switch, which in turn connects to the local telephone network. The switch directs the voice and data traffic from and to the wireless telephone customer. When a subscriber in a particular cell dials a number, the wireless telephone sends the call by radio signal to the cell site, which then sends it to the switch. The switch completes the call by connecting it with the landline telephone network or another wireless telephone unit. Incoming calls are received by the mobile switch, which instructs the appropriate cell to complete the communications link by radio signal between the cell site and the wireless telephone. Like local landline telephone networks, wireless telephony technologies generally do not have sufficient capacity for large scale provision of video and data services, although some new higher-capacity technologies may become available in the near future that support a wider range of services.

         Internet Access. Most Internet access takes place over telephone lines using computer modems. This form of transmission works well for smaller amounts of data, but telephone lines generally cannot handle large volumes of information, multimedia applications or high-speed data transmissions. This often results in lengthy delays. Also, Internet service providers have limited numbers of ports available for customers to dial in to the Internet, and their customers may experience difficulties obtaining access to the Internet or may be disconnected if activity is too limited. High-speed cable modems used over traditional one-way noninteractive cable networks permit high-speed broadband reception from the Internet, but require communications from the user to the Internet to be over telephone lines.

OUR INTERACTIVE BROADBAND NETWORKS

         Our interactive broadband networks are:

         -        high-speed,

         -        high-capacity,

         - two-way interactive, which means that the customers have the ability to send and receive signals at the same time; and

         - hybrid fiber-coaxial networks, which means that the network is made up of a combination of high-capacity fiber-optic cables and traditional coaxial cables.

         Our hybrid fiber-coaxial network is designed using redundant fiber-optic cables. Redundant cables increase reliability by providing an alternate route for signals to travel if network problems arise. By comparison, most traditional cable television systems do not have significant redundant cables. In addition, we provide power to our system from locations along the network called hub sites, each of which is equipped with a generator and battery back-up power source to allow service to continue in a power outage.

         Our interactive broadband networks can support numerous channels of basic and premium cable television services, telephone services, Internet access and other broadband communications services. Our networks have extra capacity, so we can add new services as content and technology become available.

         We offer local telephone service over these networks in much the same way local phone companies provide service. We provide dial tone service and install a network interface box outside a customer's home. We may add wiring inside the premises as well. We can offer multiple lines of telephone service. Our networks interconnect with those of other local phone companies through a nine-state interconnection agreement with BellSouth Telecommunications, Inc. We provide long distance service using leased facilities from other telecommunications, Inc. We provide long distance service using leased facilities from other telecommunications service providers. We have entered into an agreement with Business Telecom under which:

         -- we lease a portion of Business Telecom's facilities; and

         -- Business Telecom provides us with call switching services and operator and directory assistance.

         This agreement with Business Telecom expires in September 2000. We have a minimum purchase commitment of $50,000 under this agreement which we have always met or surpassed. We have entered into an agreement with ITC-DeltaCom under which:

         -- we lease a portion of ITC-DeltaCom's facilities; and

         -- ITC-DeltaCom provides us with call switching services and operator and directory assistance.

This agreement with ITC-DeltaCom expires in May 2000. We do not have a minimum purchase commitment under this agreement.

         We provide high-speed Internet access services using high-speed cable modems in much the same way customers currently receive Internet services over modems linked to the local telephone network. The cable modems we presently use are typically 50 times faster than regular phone dial-up modems. Our customer's cable line with cable modem connects directly into the Internet. The Internet connection is always active and there is no need to dial up for access to the Internet or wait to connect through a port leased by an Internet service provider.

         ITCDeltaDeltaCom provides us with the technical Internet services that allow us to offer Internet access to our customers. ITCDeltaDeltaCom is an affiliate of our company and of ITC Holding. We believe that the terms of our agreements with ITCDeltaDeltaCom are comparable to what we could obtain for similar services from an unaffiliated company.

         Since the cable equipment industry is a consolidated industry, there are relatively few manufacturers of cable equipment. We purchase digital cable equipment primarily from one supplier. If this supplier is unable to meet our needs and we are unable to identify an alternate source of cable equipment, our ability to expand into some new markets may be impaired.

OUR BROADBAND COMMUNICATIONS SERVICES

         Cable Television. We offer our customers three types of cable television services: expanded basic, premium, and digital. Customers generally pay fixed monthly fees for cable programming and premium television services, which constitute our principal sources of revenue.

         Most customers choose to subscribe to expanded basic cable service. We call this service expanded basic because it includes many more channels than traditional basic cable service. Our expanded basic cable service consists of approximately 65-75 channels of programming, including:

         -        television signals from local broadcast stations;

         -        television signals from so-called super stations such as WGN
                  (Chicago);

         - numerous satellite-delivered non-broadcast channels such as CNN, MTV, ESPN, The Discovery Channel and Nickelodeon;

         - displays of information featuring news, weather, stock and financial market reports; and

         -        public, government and educational access channels.

         We offer a variety of premium services for an extra monthly charge. Premium services include channels with feature motion pictures such as HBO, Showtime and Cinemax or other special channels. We also provide our customers:

         - access to additional channels offering pay-per-view feature movies, live and taped sports events, concerts and other special features which involve a charge for each viewing;

         -        access to home shopping networks; and

         -        specialty services such as digital audio service.

         Programming for our cable television systems comes from over 70 national and local television networks. Since January 1, 1996, our arrangements with many of these networks, constituting approximately 60% of our channels, have been obtained through our association with the National Cable Television Cooperative, Inc. The National Cable Television Cooperative obtains programming rates from most major networks, which rates are made available to us as a member of the cooperative. By obtaining programming rates through the cooperative, we benefit from volume discounts not otherwise available to us which more than offset the annual fees we pay to be a member of the cooperative. In addition, the cooperative handles our contracting and billing arrangements with the networks. Although we can terminate our membership in the cooperative at any time, we plan to continue our membership for the foreseeable future.

         We began offering digital video service in November 1998. Digital cable uses compression technology to significantly increase the number of television channels. Digital technology converts signals into a digital format and compresses many such signals into the space normally occupied by one signal. At the home, a set-top video terminal converts the digital signal back into channels that can be viewed on a normal television set. We added digital video as an additional service without reducing the current number of basic channels. Digital technology also permits us to offer near video-on-demand, which include movies or other programs that commence in frequent intervals, to customers for a fee per viewing basis.

         Telephone. Our telephone service includes residential and small business local and long distance telephone services. Our customers pay a fixed monthly rate for all local calling. Customers may elect to receive call waiting, call forwarding, voice mail and other value-added services, which generally involve an additional fixed charge per month per telephone line. We generally price our services at rates comparable to those of our competitors, although typically our value-added services are less expensive than those of our competition. We offer all of our cable television services customers a discount on telephone service. Our long distance service offers features and prices comparable to those of our competitors.

         Internet Services. Our high-speed data service offers customers high-speed connections to the Internet using cable modems. The Internet connection using a cable modem is always active, so our customers do not have to dial in and wait for access. Since a customer's service is offered over the existing connection in the home, no second phone line is required and there is no disruption of service when the phone rings or when the television is on. We charge a fixed monthly fee for connection to the Internet. We offer discounts on our high-speed Internet service to customers who also purchase our cable television service or telephone service.

         Broadband Carrier Services. We use extra, unused capacity on our networks to offer wholesale services to other local and long distance telephone companies, Internet services providers and other integrated services providers. We call these services our "broadband carrier services." We believe our newly constructed interactive broadband networks offer other service providers a reliable and cost competitive alternative to telephone services provided by the incumbent local telephone company.

         We sell access to our network to long distance telephone companies for interstate and intrastate long distance phone calls to and from our customers. We sell access to our network to connect local telephone companies to small business customers. We offer traditional special access and local private line services through our network by providing high capacity connections to medium and large commercial users, local telephone companies and other carriers throughout a metropolitan service area. Special access lines are dedicated lines that connect customers directly to a long distance carrier. Private lines are dedicated lines linking a customer location to one or more other customer locations.

         We provide services to Internet service providers which allows them to expand into areas where our network is located. In August 1998, we entered into an agreement with MindSpring Enterprises, Inc., a large Internet service provider in which ITC Holding is a large stockholder, which allows MindSpring to offer high-speed Internet access to its customers in Montgomery, Alabama using our network.

         Future Broadband Communications Services. We believe that our interactive broadband networks may enable us to provide additional broadband services in the future, including:

         - Interactive energy management services in partnership with power companies, which allow customers to monitor energy usage and cost online;

         - Security services, including closed-circuit television security monitoring and alarm systems;

         - Voice transmission using the Internet, which integrates traditional telephone functions with Internet-based technology; and

         - High-speed, high-capacity transmission of data using advanced transfer protocols, such as the asynchronous transfer mode method of transmission.

MARKETS AND SUBSCRIBERS

         Current Markets

Our interactive broadband networks currently serve:

         -        Montgomery, Alabama;

         -        Columbus, Georgia;

         -        Augusta, Georgia;

         -        Charleston, South Carolina; and

         -        Panama City, Florida.

                  We provide video, telephone and Internet services over a broadband network in these cities. We also provide cable television services in the Huntsville, Alabama area, and we are in the process of upgrading the Huntsville network to an interactive broadband network to provide telephone and Internet services.


         We believe that our ability to increase and maintain our subscribers has been due largely to:

         -        our commitment to customer service;

         -        the number of channels we offer; and

         - our reliability and quality of the picture and sound over our networks.

         New Markets

         We plan to expand to additional mid-sized cities in the southeastern United States. Although we have not definitively decided upon particular cities for expansion, we plan to target cities:

         -        that have an average of 70 homes per mile;

         -        with populations generally of at least 100,000; and

         - in which we believe we can attract a significant portion of the cable television customers and can become the leading provider of bundled communications services.

NETWORK CONSTRUCTION AND OPERATIONS

         Network Construction

         We use contractors for the construction of our networks, including both the laying of underground cable and attaching aerial cable to utility poles. We serve as the manager of the construction process, directing and supervising the various construction crews. We have 59 employees dedicated to monitoring and facilitating the construction of our networks, including a Vice President of Construction. Our approach to construction reflects our commitment to customer service. We notify potential customers before commencing underground construction and restore any damaged property. Based on past experience, we believe the construction of a new network in a new market will take approximately three years.

         Network Operations and Maintenance

         Technicians in each of our service areas schedule and perform installations and repairs and monitor the performance of our interactive broadband networks. We operate a network operations center in West Point, Georgia, and we monitor our networks 24 hours a day, seven days a week. Our technicians perform maintenance and repair of the network on an ongoing basis. We maintain the quality of our networks to minimize service interruptions and extend the networks' operational life.

         Franchises

         Cable television systems and local telephone systems generally are constructed and operated under the authority of nonexclusive franchises, granted by local and/or state governmental authorities. Franchises typically contain many conditions, such as:

         - time limitations on commencement and completion of system construction;

         -        customer service standards;

         -        minimum number of channels; and

         - the provision of free service to schools and certain other public institutions.

We believe that the conditions in our franchises are fairly typical. Our franchises generally provide for the payment of fees to the municipality ranging from 3% to 5% of revenues from telephone and cable television service, respectively. Our franchises generally have ten to fifteen year terms, and we expect our franchises to be renewed before or upon expiration by the relevant franchising authority.

         Prior to the scheduled expiration of most franchises, we initiate renewal proceedings with the government agencies. The Cable Communications Policy Act of 1984 provides for an orderly franchise renewal process in which the franchising authorities may not unreasonably deny renewals. If a renewal is withheld and the franchising authority takes over operation of the affected cable system or awards the franchise to another party, the franchising authority must pay the cable operator the "fair market value" of the system. The Cable Communications Policy Act of 1984 also established comprehensive renewal procedures requiring that the renewal application be evaluated on its own merit and not as part of a comparative process with other proposals. The following table lists our franchises by location, term and expiration date.

                          LOCATION                                 TERM          EXPIRATION DATE
                          --------                                 ----          ---------------
SOUTH CAROLINA
Charleston..................................................        15                 4/28/2013
North Charleston............................................        15                 6/12/2013
Charleston County...........................................        15                12/15/2013
Mount Pleasant..............................................        15                12/15/2013
Hanahan.....................................................        15                 12/8/2013
Summerville.................................................        15                 2/10/2014
Lincolnville................................................        15                 12/2/2013
Goose Creek.................................................        15                11/11/2013
Berkeley County.............................................        15                 7/20/2013

GEORGIA
Augusta/Richmond County.....................................        15                 1/20/2013
Columbia County.............................................        11                 11/1/2009
Columbus Renewal............................................        10                 3/16/2009
West Point..................................................        15                 1/19/2013

FLORIDA
Panama City.................................................        18                 3/10/2016
Bay County..................................................         8                  1/5/2006
Lynn Haven..................................................        18                 5/12/2016
City of Callaway............................................        10                 9/28/2009
Cedar Grove.................................................        15                  6/9/2013

ALABAMA
Prattville..................................................        15                  7/7/2013
Maxwell AFB.................................................         4                 9/30/2003
Autauga County..............................................        15                10/15/2013
Montgomery..................................................        10                  3/6/2005
Huntsville..................................................         2(1)               3/7/2001
Madison.....................................................         8(1)             10/22/2006
Madison County..............................................        11(1)             11/20/2009
Redstone Arsenal............................................         *                         *
Limestone County............................................         6                  5/7/2005
Chambus County..............................................        15                12/15/2012
Lanett......................................................        15                 1/20/2013
Valley......................................................        15                 1/12/2013

---------------

(1) This number represents the number of years left under the franchise when we acquired the franchise in the 1998 Cable Alabama acquisition.

 * We are operating in this market under a letter agreement while our franchise application is pending.


         The Cable Communications Policy Act of 1984 also prohibits franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area. This simplifies the application process for our obtaining a new franchise. This process usually takes about 6-9 months. While this makes it easier for us to enter new markets, it also makes it easier for competitors to enter the markets in which we currently have franchises.


SWITCHING

         Switches are devices located along the network that direct voice and data traffic. Our switching equipment allows us to provide enhanced custom calling services including call waiting, call forwarding and three-way-calling. Residences and businesses are connected to the switches primarily with copper lines. We believe our network equipment and infrastructure is in good condition. Much of our network equipment and infrastructure has been replaced within the past three years.

Interconnection

         We rely on local telephone companies and other companies to connect calls to users who are not our customers. We have access to BellSouth's telephone network under a nine-state interconnection agreement. The Telecommunications Act of 1996 established certain requirements and standards for interconnection arrangements, and our interconnection agreement with BellSouth is based on these requirements. However, these requirements and standards are still being developed and implemented by the FCC in conjunction with the states through a process of negotiation and arbitration, as discussed below under the caption "Our Business -- Legislation and Regulation -- Federal Regulation of Telecommunications Services.''

         The key terms of our interconnection with BellSouth are:

         -  the right to connect to each others facilities;

         - the rates we pay each other for handling and delivery of one another's telephone traffic; and

         - the right to attach network facilities to each others telephone poles and rights of way.

         This agreement with BellSouth expires in April 2000. Under the Telecommunications Act of 1996, BellSouth is required to allow us to interconnect to their network. Pursuant to the Telecommunications Act and the terms of our existing agreement, we can either:

         - automatically renew our existing interconnection agreement by notifying BellSouth of our intention to renew within the applicable timeframe;

         -  negotiate the terms of a new agreement with BellSouth;

         - choose another interconnection agreement that BellSouth has with another telephone company and enter into an interconnection agreement on those same terms and conditions; or

         - accept the default pricing and terms and conditions offered by BellSouth.

We do not plan to renew our current interconnection agreement. Because of recent FCC regulations we expect to be able to enter into a new interconnection agreement with better rates. We plan to negotiate our own terms with BellSouth. BellSouth may not agree to favorable terms since BellSouth is our competitor. However, if we are not able to negotiate favorable terms, we will select another interconnection agreement that BellSouth has entered into with another telephone company and enter into an interconnection agreement with BellSouth using those terms and conditions.

         The terms of our interconnection agreement have also been approved by the Georgia, Alabama, Florida and South Carolina state public utility commissions. Our new agreement will be subject to approval by the Georgia, Alabama, Florida and South Carolina state public utility commissions. Approvals of other state public utility commissions will be required in connection with the provision of telephone service in other states.

         It is generally expected that the Telecommunications Act of 1996 will continue to undergo considerable interpretation and implementation over the next several years, which could have a negative impact on our interconnection agreement with BellSouth. Our ability to compete successfully in the provision of services will depend on the timing of such implementing regulations and whether they are favorable to us.

SALES AND MARKETING

         Marketing Strategy

         We believe that we are the first provider of a bundled video, voice and data broadband communications services package in our current markets, and we intend to be first to market a similar services package in new cities. We believe that cost savings on a bundle of services and the advantages of one-stop shopping will be attractive to new customers, particularly since most of our prospective customers now buy services from multiple sources. We intend to emphasize our position as a new communications company that brings competition and choice to cities where we provide service. We also work to attract new cable television subscribers in areas in which our network has expanded. Our focus includes multiple dwelling units, many of which are subject to exclusivity arrangements with other cable providers that have not yet expired or which involve more complex arrangements with the property owner.

         Cable Television. To attract cable television subscribers in new areas, we mount extensive marketing campaigns prior to initiation of service with door-to-door solicitations and flyers followed by direct mail and telemarketing. We also use these solicitation efforts in our existing markets to encourage people who previously have not chosen any cable service to use our cable service or to encourage people who use another cable service to switch to our service. We have a sales staff in each of our markets, including residential and business sales managers, sales representatives and customer service representatives. We use our own installation and repair crews and those of outside contractors to install new service quickly.

         Telephone and Internet. For our telephone and Internet marketing, we have focused on subscribers of our cable television services through direct mail, door-to-door solicitations, flyers and telemarketing. We offer our cable television customers discounted rates for telephone service and high-speed Internet service. We emphasize the cost savings of a bundle of services. We also provide high-speed Internet access to certain Internet service providers who in turn resell the service to their customers. We have sales managers for our telephone and Internet services, and sales representatives focusing on bundled services.

         Customer Service. Customer service is an essential element of our operations and marketing, and we believe our quality and responsiveness differentiates us from our competitors. A significant number of our employees are dedicated to customer service activities, including:

         -        order taking;

         -        customer activations;

         -        billing inquiries and collections;

         -        service upgrades;

         -        provision of customer premises equipment; and

         -        administration of our customer satisfaction program.

In addition, we provide 24-hour customer service, operate customer phone centers in each of our service areas, and operate a back-up customer phone center in West Point, Georgia. We monitor our networks 24 hours a day, seven days a week and strive to resolve problems prior to a customer being aware of any service interruptions.

COMPETITION

         Other Cable Systems

         Other cable television operations exist in each of our current markets. Our competitors include AT&T Cable Services, Comcast Cable Communications, Time Warner Cable, Mediacom and Charter Communications. We compete with these competitors on terms of pricing and programming content, including the number of channels and the availability of local programming. Certain of our cable television competitors may have exclusive arrangements with cable programming vendors, which could prevent us from offering certain programming on our cable television systems. In addition, some of these competitors own their own programming content and may try to restrict our access to programming.

         We expect that we will have competition with other cable television providers in each of our future markets. In addition, Federal law prohibits cities from granting exclusive cable franchises and from unreasonably refusing to grant additional, competitive franchises. This makes it easier for competitors to enter our markets. In addition, an increasing number of cities are considering the feasibility of owning their own cable systems in a manner similar to city-provided utility services.

         The continuing trend toward business combinations and alliances in the cable television area and the telecommunications industry as a whole may create significant new competitors for us. This trend toward business combinations may be shrinking the number of attractive acquisition targets.

         Other Television Providers

         Cable television distributors may, in certain markets, compete for customers with other video programming distributors and other providers of entertainment, news and information. The competitors in these markets include:

         -        broadcast television; and

         -        satellite and wireless cable systems.

We compete with these competitors on terms of pricing and programming content, including the number of channels and the availability of local programming. We often are not the first provider of video programming in our market, and we have to compete with other companies that have long-standing customer relationships with the residents in these areas. The Telecommunications Act of 1996 may create more competition for current cable television distributors, as it allows local telephone companies to provide video services in their local service areas.

         Alternative methods of distributing the same or similar video programming offered by cable television systems exist. Congress and the FCC have encouraged these alternative methods and technologies in order to offer services in direct competition with existing cable systems. In addition to broadcast television stations, we compete with other multichannel program service providers.

         We encounter competition from direct broadcast satellites systems that transmit signals to small dish antennas owned by the end-user. DirecTV and Echostar offer multichannel programming through high power communications satellites to a dish antenna with a diameter of only approximately 18 inches. Although satellite television providers presently serve a relatively small percentage of pay television subscribers, their share has been growing steadily. Competition from direct broadcast satellites could become substantial as developments in technology increase satellite transmitter power and decrease the cost and size of equipment.

         Wireless cable represents another type of video distribution service. These systems deliver programming services over microwave channels to subscribers who have a special antenna. Wireless cable systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. Although there are relatively few systems in the United States right now, many markets have been licensed or tentatively licensed. The FCC has granted the use of certain frequencies to these services and expanded the channels reserved for educational purposes. The FCC's actions enable a single entity to develop a wireless cable system with up to 35 channels and thus could compete more effectively with cable television.

         We also compete with systems that provide multichannel program services directly to hotel, motel, apartment, condominium and other multiunit complexes through a satellite master antenna, which is a single satellite dish for an entire building or complex. These systems are generally free of any regulation by state and local governmental authorities. Pursuant to the Telecommunications Act of 1996, these systems called satellite master antenna television systems, are not commonly owned or managed and do not cross public rights-of-way do not need a franchise to operate.

         The Telecommunications Act of 1996 eliminated many restrictions on local telephone companies offering video programming, and we may face increased competition from them. Several major local telephone companies, including BellSouth, have announced plans to provide video services to homes.

         Telephone

         In providing local and long distance telephone services, we compete with the incumbent local phone company in each of our markets. We are not the first provider of telephone services in most of our markets, and we have to convince people in our markets to switch from other telephone companies to us. BellSouth is the incumbent local phone company and is a particularly strong competitor in our current markets and throughout the southeastern United States where we hope to expand. We also compete with long distance phone companies such as AT&T, MCI WorldCom and Sprint.

         We continue to expect to face intense competition in providing our telephone and related telecommunications services. The Telecommunications Act of 1996 allows service providers to enter markets that were previously closed to them. Incumbent local telephone carriers are no longer protected from significant competition in local service markets. In addition, under certain circumstances regional Bell operating companies may enter the long distance market. These provisions blur the distinctions that previously existed between local and long distance services.

         One major impact of the Telecommunications Act of 1996 may be a trend toward the use and acceptance of bundled service packages. As a result, we will be competing with:

         - incumbent local telephone companies such as BellSouth as well as other competitive local telephone companies;

         - traditional providers of long distance services such as AT&T, MCI WorldCom and Sprint; and

         - other providers of cable television service such as AT&T Cable Services, Comcast Cable Communications, Time Warner Cable, Mediacom and Charter Communications, Inc.

Our ability to compete successfully will depend on the attributes of the overall bundle of services we are able to offer, including our price, features, and customer service.

         We compete with Business Telecom and ITC-DeltaCom in the providing telephone services to business customers. We purchase services from Business Telecom and ITC-DeltaCom. Our agreements with Business Telecom and ITC-DeltaCom are described above under the heading "--Our Broadband Network."

         Wireless telephone service such as cellular and PCS currently is viewed by consumers as a supplement to, not a replacement for, traditional telephone service. Wireless service generally is more expensive than traditional local telephone service and is priced on a usage-sensitive basis. In addition, the transmission quality of wireless service is not comparable to wireline service. However, in the future the rate and quality differential between wireless and traditional telephone service may decrease and lead to more competition between providers of these two types of services.

         Internet Services

         Providing Internet access services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages over us, such as greater experience, resources, marketing capabilities and stronger name recognition.

         In providing Internet access services, we compete with:

         -        Internet service providers;

         -        providers of satellite-based Internet services;

         -        other long distance telephone companies; and

         -        cable television companies.

Other technologies also offer high-speed, high capacity connections to the Internet. We compete with companies offering broadband connections such as DirecPC, one of the principal providers of satellite-based Internet services in the United States; long distance telephone companies such as AT&T and MCI WorldCom; traditional dial-up Internet service providers; and cable modem services such as Excite@Home, a joint venture among a number of major cable companies.

         A large number of companies provide businesses and individuals with direct access to the Internet and a variety of supporting services. In addition, many companies such as America Online, CompuServe, MSN, Prodigy and WebTV offer online services consisting of access to closed, proprietary information networks with services similar to those available on the Internet, in addition to direct access to the Internet. These companies generally offer Internet services over telephone lines using computer modems. A few Internet service providers also offer high-speed integrated services digital network connections to the Internet.

         MindSpring Enterprises, a large Internet service provider that purchases Internet related services from us, is also a competitor. Our agreement with MindSpring is described in more detail above under the heading "--Our Broadband Network."

         A few satellite companies provide broadband access to the Internet from desktop PCs using a small dish antenna and receiver kit comparable to that used for satellite television reception. DirecPC is one of the largest providers of satellite-based Internet services in the United States.

         Long distance companies are aggressively entering the Internet access markets. Long distance carriers have substantial transmission capabilities and have an established billing system that permits them easily to add new services. We expect competition from such companies to be vigorous due to their greater resources, operating history and name recognition.

         Other cable television companies may enter the Internet services market. We believe that some of the existing cable television providers are beginning to provide such services in some of their major markets or clusters, including major metropolitan areas in the southeast. The joint venture, Excite@Home, is offering high-speed Internet service using cable modems in areas where its affiliates have high-capacity networks. We believe that high-speed Internet services ultimately will be offered by other cable providers and companies in most of our present and future service areas.

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

     Cable Communications Policy Act Of 1984

        The Cable Communications Policy Act of 1984 established comprehensive national standards and guidelines for the regulation of cable television systems and identified the boundaries of permissible federal, state and local government regulation. The FCC has responsibility for adopting rules to implement this. Among other things, the Cable Communications Policy Act of 1984 affirmed the right of franchising authorities to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. The Cable Communications Policy Act of 1984 provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories.

     Cable Television Consumer Protection And Competition Act Of 1992

         The Cable Television Consumer Protection and Competition Act of 1992 permitted a greater degree of regulation of the cable industry with respect to, among other things:

         -        rates for cable programming services;

         -        program access and exclusivity arrangements;

         -        access to cable channels by unaffiliated programming services;

         - terms and conditions for the lease of channel space for commercial use by parties unaffiliated with the cable operator;

         -        ownership of cable systems;

         -        customer service requirements;

         - requiring cable companies to carry certain television broadcast stations or to permit television stations to withhold consent for cable systems to carry their stations;

         -        technical standards; and

         -        cable equipment compatibility.

Additionally, the legislation encouraged competition with existing cable television systems by:

         - allowing municipalities to own and operate their own cable television systems without a franchise;

         - preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and

         - prohibiting the common ownership of cable systems and other types of multichannel video distribution systems.

The Cable Television Consumer Protection and Competition Act of 1992 also precluded video programmers affiliated with cable television companies from favoring cable operators over competitors and required such programmers to sell their programming to other multichannel video distributors. The FCC has responsibility for adopting rules to implement this Act.

     Telecommunications Act Of 1996

         On February 8, 1996, the Telecommunications Act of 1996 was enacted. The Telecommunications Act of 1996 and the FCC rules implementing this Act radically altered the regulatory structure of telecommunications markets by mandating that states permit competition for local telephone services. The Telecommunications Act of 1996 permitted regional Bell operating companies to apply to the FCC for authority to provide long distance services. The Telecommunications Act of 1996 also included significant changes in the regulation of cable operators. For example, the FCC's authority to regulate the cable programming service tier rates of all cable operators expires on March 31, 1999. The legislation also:


         - repeals the anti-trafficking provisions of the Cable Television Consumer Protection and Competition Act of 1992, which required cable systems to be owned by the same person or company for at least three years before they could be sold to a third party;

         - limits the rights of franchising authorities to require certain technology or to prohibit or condition the provision of telecommunications services by the cable operator;

         - requires cable operators to fully block or scramble both the audio and video on sexually-explicit or indecent programming on channels primarily dedicated to sexually-oriented programming;

         - adjusts the favorable pole attachment rates afforded cable operators under federal law such that they may be increased, beginning in 2001, if the cable operator also provides telecommunications services over its network;

         - allows cable operators to enter telecommunications markets which historically have been closed to them; and

         - allows some telecommunications providers to begin providing competitive cable service in their local service areas.

     Federal Regulation Of Cable Services

         The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations covering many aspects of cable television operations. The FCC may enforce its regulations through the imposition of fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses. A brief summary of certain federal regulations follows.


         Rate Regulation. The Cable Television Consumer Protection and Competition Act of 1992 authorized rate regulation for certain cable communications services and equipment in communities where the cable operator is not subject to effective competition. The Cable Television Consumer Protection and Competition Act of 1992 requires the FCC to resolve complaints about rates for cable programming service tier services and to reduce any such rates found to be unreasonable. It also limits the ability of many cable systems to raise rates for basic services. Cable services offered on a per channel or on a per program basis are not subject to rate regulation by either franchising authorities or the FCC. Notwithstanding the above, the Telecommunications Act of 1996 deregulates cable programming service rates as of March 31, 1999. After March 31, 1999, only the basic tier of service, which does not include the expanded basic tier of service, and equipment used to receive the basic tier of service remains subject to rate regulation.

         The Cable Television Consumer Protection and Competition Act of 1992 requires communities to certify with the FCC before regulating basic cable rates. The FCC's rate regulations do not apply where a cable operator demonstrates that it is subject to effective competition. We meet the FCC definition of effective competition in the areas that we currently serve. To the extent that any municipality attempts to regulate our basic rates or equipment, we believe we could demonstrate to the FCC that our systems all face effective competition and, therefore, are not subject to rate regulation.

         Carriage Of Broadcast Television Signals. The Cable Television Consumer Protection and Competition Act of 1992 established signal carriage requirements. These requirements allow commercial television broadcast stations that are local to a cable system to elect every three years whether to require the cable system to carry the station or whether to require the cable system to negotiate for consent to carry the station. The third must-carry elections were made in October 1999. Stations are generally considered local to a cable system where the system is located in the station's Nielsen designated market area. Cable systems must obtain retransmission consent for the carriage of all distant commercial broadcast stations, except for certain superstations, which are commercial satellite-delivered independent stations such as WGN. We carry some stations pursuant to retransmission consents and pay fees for such consents or have agreed to carry additional services pursuant to retransmission consent agreements.

         Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within a certain limited radius. Non-commercial stations are not given the option to negotiate for retransmission consent.

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

         Registration Procedures And Reporting Requirements. Prior to commencing operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC. Cable operators that operate in certain frequency bands, including our company, are required on an annual basis to file the results of their periodic cumulative leakage testing measurements. Operators that fail to make this filing or who exceed the FCC's allowable cumulative leakage index risk being prohibited from operating in those frequency bands in addition to other sanctions.

         Technical Requirements. Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has applied its standards to all classes of channels which carry downstream National Television System Committee video programming. The FCC also has adopted standards applicable to cable television systems using frequencies in certain bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. The Cable Television Consumer Protection and Competition Act of 1992 requires the FCC to update periodically its technical standards. Pursuant to the Telecommunications Act of 1996, the FCC adopted regulations to assure compatibility among televisions, VCRs and cable systems, leaving all features, functions, protocols and other product and service options for selection through open competition in the market. The Telecommunications Act of 1996 also prohibits states or franchising authorities from prohibiting, conditioning or restricting a cable system's use of any type of subscriber equipment or transmission technology.

         Franchise Authority. The Cable Communications Policy Act of 1984 affirmed the right of franchising authorities, which are the cities, counties or political subdivisions in which a cable operator provides cable service, to award franchises within their jurisdictions and prohibited non-grandfathered cable systems from operating without a franchise in such jurisdictions. We hold cable franchises in all of the franchise areas in which we provide service. The Cable Television Consumer Protection and Competition Act of 1992 encouraged competition with existing cable systems by:

         - allowing municipalities to operate their own cable systems without franchises;

         - preventing franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area; and

         - prohibiting, with limited exceptions, the common ownership of cable systems and co-located multichannel multipoint distribution or satellite master antenna television systems, which prohibition is limited by the Telecommunications Act of 1996 to cases in which the cable operator is not subject to effective competition.

     The Telecommunications Act of 1996 exempts those telecommunications services provided by a cable operator or its affiliate from cable franchise requirements although municipalities retain authority to regulate the manner in which a cable operator uses the public rights-of-way to provide telecommunications services. Franchise authorities may not require a cable operator to provide telecommunications service or facilities, other than institutional networks, as a condition of franchise grant, renewal, or transfer. Similarly, franchise authorities may not impose any conditions on the provision of such service.

      Franchise Fees. Although franchising authorities may impose franchise fees under the Cable Communications Policy Act of 1984, as modified by the Telecommunications Act of 1996, such payments cannot exceed 5% of a cable system's annual gross revenues derived from the operation of the cable system to provide cable services. In some areas, cable services are defined to include Internet services. Franchise fees apply only to revenues for cable services. Franchising authorities are permitted to charge a fee for any telecommunications providers' use of public rights-of-way on a competitively neutral and nondiscriminatory basis.

     Franchise Renewal. The Cable Communications Policy Act of 1984 established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. These formal procedures are mandatory only if timely invoked by either the cable operator or the franchising authority. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Although the procedures provide substantial protection to incumbent franchisees, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements.

     The Cable Television Consumer Protection and Competition Act of 1992 made several changes to the process which may make it easier in some cases for a franchising authority to deny renewal. The cable operator's timely request to commence renewal proceedings must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. Within a four-month period beginning with the submission of the renewal proposal, the franchising authority must grant or deny the renewal. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. Franchising authorities currently may deny renewal based on failure to substantially comply with the material terms of the franchise, even if the franchising authority has "effectively acquiesced" to such past violations. The franchising authority is estopped only if, after giving the cable operator notice and opportunity to cure, the authority fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be harmless error.

     Channel Set-Asides. The Cable Communications Policy Act of 1984 permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The Cable Communications Policy Act of 1984 further requires cable television systems with 36 or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. The Cable Television Consumer Protection and Competition Act of 1992 requires leased access rates to be set according to a FCC-prescribed formula.

     Ownership. The Telecommunications Act of 1996 eliminates the Cable Communications Policy Act of 1984 provisions prohibiting local exchange carriers from providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver. Under the Telecommunications Act of 1996, local exchange carriers may provide video programming by radio-based systems, common carrier systems, open video systems, or cable systems. Local telephone companies that elect to provide open video systems must allow others to use up to two-thirds of their activated channel capacity. These local telephone companies are relieved of regulation as common carriers, and are not required to obtain local franchises, but are still subject to many other regulations applicable to cable systems. Local telephone companies operating as cable systems are subject to all rules governing cable systems, including franchising requirements.

     The Telecommunications Act of 1996 prohibits local telephone companies or its affiliate from acquiring more than a 10% financial or management interest in any cable operator providing cable service in its telephone service area. It also prohibits a cable operator or its affiliate from acquiring more than a 10% financial or management interest in any local telephone companies providing telephone service in its franchise area. A local telephone companies and cable operator whose telephone service area and cable franchise area are in the same market may not enter into a joint venture to provide telecommunications services or video programming. There are exceptions to these limitations for rural facilities, very small cable systems, and small local telephone companies in non-urban areas, and such restrictions do not apply to local exchange carriers that were not providing local telephone service prior to January 1, 1993.

     Pole Attachments. The Telecommunications Act of 1996 requires utilities, defined as all local telephone companies and electric utilities except those owned by municipalities and co-ops, to provide cable operators and telecommunications carriers with nondiscriminatory access to poles, ducts, conduit and right-of-way. The right to mandatory access is beneficial to facilities-based providers such as our company. The Telecommunications Act of 1996 also establishes principles to govern the pricing of such access. Presently, the rates charged to cable and telecommunications providers are the same. Starting in 2001, telecommunications providers will be charged a higher rate than cable operators for pole attachments. Companies that provide both cable and telecommunications services over the same facilities, such as us, may be required to pay the higher telecommunications rate.

     Inside Wiring Of Multifamily Dwelling Units. The FCC has adopted rules to promote competition among multichannel video program distributors in multifamily dwelling units. The rules provide generally that, in cases where the program distributor owns the wiring inside a multifamily dwelling unit but has no right of access to the premises, the multifamily dwelling unit owner may give the cable operator notice that it intends to permit another program distributor to provide service there. A program distributor then must elect whether to remove the inside wiring, sell the inside wiring to the multifamily dwelling unit owner at a price not to exceed the replacement cost of the wire on a per-foot basis, or abandon the inside wiring.

     Privacy. The Cable Communications Policy Act of 1984 imposes a number of restrictions on the manner in which cable system operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the Cable Communications Policy Act of 1984, it could be required to pay damages, attorneys' fees and other costs. Under the Cable Television Consumer Protection and Competition Act of 1992, the privacy requirements are strengthened to require that cable operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

     Franchise Transfer. The Telecommunications Act of 1996 repeals most of the anti-trafficking restrictions imposed by the Cable Television Consumer Protection and Competition Act of 1992, which prevented a cable operator from selling or transferring ownership of a cable system within 36 months of acquisition. However, a local franchise may still require prior approval of a transfer or sale. The Cable Television Consumer Protection and Competition Act of 1992 requires franchising authorities to act on a franchise transfer request within 120 days after receipt of all information required by FCC regulations and the franchising authority. Approval is deemed granted if the franchising authority fails to act within such period.

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

     Copyrighted music performed in programming supplied to cable television systems by pay cable networks, such as HBO, and cable programming networks, such as USA Network, has generally been licensed by the networks through private agreements with the American Society of Composers and Publishers and BMI, Inc., the two major performing rights organizations in the United States. The American Society of Composers and Publishers and BMI, Inc. offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable television systems to their subscribers.

     Internet Service Providers. A number of Internet service providers have requested that the FCC and state and local officials adopt rules requiring cable operators to provide unaffiliated Internet service providers with direct access to the operators' broadband facilities on the same terms as the operator makes those facilities available to affiliated Internet service providers. To date the FCC has rejected these unbundling proposals, but a number of local franchising authorities have imposed this type of requirement on cable operators. Litigation regarding these unbundling requirements is pending. At this time it is uncertain whether these requirements lawfully may be imposed on cable operators, or how pervasive they ultimately may be if upheld in court.

     Regulatory Fees And Other Matters. The FCC requires payment of annual regulatory fees by the various industries it regulates, including the cable television industry. In 1997, cable television systems were required to pay regulatory fees of $0.54 per subscriber. In 1998, the fee was $0.44 per subscriber. Per-subscriber regulatory fees may be passed on to subscribers as external cost adjustments to rates for basic cable service. Fees are also assessed for other FCC licenses, including licenses for business radio, cable television relay systems and earth stations. These fees, however, may not be collected directly from subscribers as long as the FCC's rate regulations remain applicable to the cable system.

     In December 1994, the FCC adopted new cable television and broadcast technical standards to support a new emergency alert system. Cable system operators were required to install and activate equipment necessary to implement the new emergency broadcast system by December 31, 1998 or October 1, 2002, depending on the size of the system.

     FCC regulations also address the carriage of:

         -        local sports programming;

         - restrictions on origination and cablecasting by cable system operators;

         -        application of the rules governing political broadcasts;

         -        customer service standards; and

         - limitations on advertising contained in nonbroadcast children's programming.

      Regulation Of Telecommunications Services

     Our telecommunications services are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act of 1934, as amended by the Telecommunications Act of 1996, the FCC generally exercises jurisdiction over the facilities of, and the services offered by, telecommunications carriers that provide interstate or international communications services. State regulatory authorities retain jurisdiction over the same facilities to the extent that they are used to provide intrastate communications services. Various international authorities may also seek to regulate the provision of certain services.

     Federal Regulation of Telecommunications Services

         Tariffs And Detariffing. We are classified by the Federal Communications Commission as a non-dominant carrier with respect to both our domestic interstate and international long distance carrier services and our competitive local exchange carrier services. As a non-dominant carrier, our rates presently are not regulated by the FCC. All telecommunications carriers that provide domestic interstate and international long distance services must file tariffs with the FCC prescribing rates, terms and conditions of service. Carriers must also file so-called informational tariffs with the FCC describing their operator services. We have filed tariffs with the FCC for our domestic interstate and international long distance services, interstate access services and interstate operator services.

         Interconnection. The Telecommunications Act of 1996 establishes local telephone competition as a national policy. This Act preempts laws that prohibit competition for local telephone services and establishes uniform requirements and standards for local network interconnection, local network unbundling and local service resale. The Telecommunications Act of 1996 also requires incumbent local telephone carriers to enter into mutual compensation arrangements with new local telephone companies for transport and termination of local calls on each others' networks. Most state public utility commissions have ruled that traffic to Internet service providers is covered by this requirement. The FCC recently decided that calls to Internet service providers could be jurisdictionally interstate, although the FCC did not preempt these state decisions. The Telecommunications Act of 1996's interconnection, unbundling and resale standards have been developed initially by the FCC and have been, and will continue to be, implemented by the states in numerous proceedings and through a process of negotiation and arbitration.

     In August 1996, the FCC adopted a wide-ranging decision regarding the statutory interconnection obligations of the local telephone carriers. Among other things, the order established pricing principles, for use by the states to determine rates for unbundled local network elements and to calculate discounts. In July 1997, the United States Court of Appeals for the Eighth Circuit struck down the pricing rules established by the FCC. The court ruled that the FCC did not have jurisdiction under the Telecommunications Act of 1996 to establish pricing rules to be applied by the states. In January 1999, the Supreme Court reversed the Eighth Circuit decision, finding that the FCC had jurisdiction to implement the pricing provisions of the Act. The Eighth Circuit is expected, on remand, to rule on the merits of the FCC's pricing rules.

     The Supreme Court also upheld the FCC's rule requiring local telephone carriers to provide a platform that includes all of the network elements required by a competitor to provide a retail telecommunications service. Competitors using such platforms may be able to provide retail local services entirely through the use of the local telephone carriers' facilities at lower discounts than those available for local resale. The availability of such platforms could benefit our local competitors who, unlike us, do not operate their own facilities. The pricing of these platforms is still subject to a pending FCC proceeding.

     Number Portability. Another new federal statute requires that all local telephone service carriers provide customers with the ability to retain, at the same location, existing telephone numbers without impairment of quality, reliability or convenience. This number portability will remove one barrier to entry faced by new competitors, which would otherwise have to persuade customers to switch local service providers despite having to change telephone numbers. The FCC ordered permanent number portability to be made available in the 100 largest metropolitan areas by December 31, 1998. Number portability is available in all of our required markets. Number portability benefits our competitive local exchange carrier operations. At this time, we are unable to predict the impact, if any, of possible number portability delays or complications in our service territories.

     Universal Service and Access Charge Reform. The FCC has adopted rules implementing the universal service requirements of the Telecommunications Act of 1996. Pursuant to those rules, all telecommunications providers must contribute a small percentage of their telecommunications revenues to a newly established Universal Service Fund. There is an exemption for providers whose contribution would be less than $10,000 in a particular year. We expect that we will be required to start contributing to the fund in 2000.

     We can not be certain whether we will be able to either recover the costs of fund contributions from our customers or to receive offsetting fund disbursements. Moreover, in those areas where we use our own or our affiliated cable facilities for our comprehensive local telephone operations, we are largely unaffected by local telephone carriers' access charge fluctuations. However, overall decreases in local telephone carriers' access charges as contemplated by the FCC's access reform policies would likely put downward pricing pressure on our charges to domestic interstate and international long distance carriers for comparable access. Over time, statutory universal service funding obligations, coupled with the FCC's new access charge regime, could adversely affect us by limiting our ability to offset our fund contributions through higher charges to domestic interstate and international long distance carriers for originating and terminating interstate traffic over our cable facilities.

      Regional Bell Operating Company Entry into Long Distance. The Telecommunications Act of 1996 also establishes standards for regional Bell operating companies and their affiliates to provide long distance telecommunications services between a local access and transport area, or LATA, and points outside that area. Local access and transport areas are geographical regions in the United States within which a local telephone company may offer local telephone service. In 1997, BellSouth filed applications with the FCC for authority to offer in-region, or interLATA services in South Carolina and Louisiana; in 1998, BellSouth filed a second application with the FCC for authority to offer such services in Louisiana. In December 1997, the FCC rejected the South Carolina application. The Louisiana applications were rejected in February 1998 and October 1998, respectively. Notwithstanding these decisions, BellSouth likely will file additional applications to offer interLATA services for other states in its territory, including states in which we provide these services. Because of its existing base of local telephone service customers and its extensive telecommunications network, we anticipate that BellSouth will be a significant competitor in each of the states in which it obtains in-region, interLATA authority from the FCC.

     Additional Requirements. The FCC imposes additional obligations on all telecommunications carriers, including obligations to:

         - interconnect with other carriers and not to install equipment that cannot be connected with the facilities of other carriers;

         - ensure that their services are accessible and usable by persons with disabilities;

         - provide telecommunications relay service either directly or through arrangements with other carriers or service providers, which service enables hearing impaired individuals to communicate by telephone with hearing individuals through an operator at a relay center;

         - comply with verification procedures in connection with changing a customer's carrier;

         - protect the confidentiality of proprietary information obtained from other carriers, manufacturers and customers;

         -        pay annual regulatory fees to the FCC; and

         -        contribute to the Telecommunications Relay Services Fund.

     Forbearance. The Telecommunications Act of 1996 permits the FCC to forbear from requiring telecommunications carriers to comply with certain regulations. Specifically, the Act permits the FCC to forbear from applying statutory provisions or regulations if the FCC determines that:

         -        enforcement is not necessary to protect consumers;

         -        a carrier's terms are reasonable and nondiscriminatory;

         -        forbearance is in the public interest; and

         -        forbearance will promote competition.

The FCC has exempted certain carriers from tariffing and reporting requirements pursuant to this provision of the Telecommunications Act of 1996. The FCC may take similar action in the future to reduce or eliminate other requirements. Such actions could free us from regulatory burdens, but also might increase the pricing flexibility of our competitors.

     Advanced Services and Collocation. Section 706 of the Telecommunications Act of 1996 requires the FCC to encourage the deployment of advanced telecommunications capabilities to all Americans through the promotion of local telecommunications competition. Recently, the FCC adopted rules designed to improve competitor access to incumbent local telephone carriers collocation space and to reduce the delays and costs associated with collocation. Collocation is the placement of equipment by another telephone company alongside another telephone company's equipment along a network. The FCC may take future steps to facilitate competitors' access to local loops for purposes of digital subscriber line deployment. Having better collocation arrangements at incumbent local exchange carriers' central offices benefits our competitive local exchange operations. However, the FCC's advanced services proceeding, inasmuch as it primarily benefits digital subscriber line providers who compete directly with our broadband communications service offerings, may prove on balance to have an adverse competitive effect on us.

     State Regulation of Telecommunications Services

     The Telecommunications Act of 1996 contains provisions that prohibit states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, market entry by new providers of interstate or intrastate telecommunications services. The FCC is required to preempt any such state or local requirement to the extent necessary to enforce the Telecommunications Act of 1996's open market entry requirements. State and localities may, however, continue to regulate the provision of intrastate telecommunications services and require carriers to obtain certificates or licenses before providing service.

     Alabama, Georgia, Florida, and South Carolina each have adopted statutory and regulatory schemes that require us to comply with telecommunications certification and other regulatory requirements. To date, we are authorized to provide intrastate local telephone, long distance telephone and operator services in Alabama, Georgia, Florida and South Carolina. In addition, we have executed local network interconnection agreements with BellSouth for the transport and termination of local telephone traffic. These agreements have been filed with, and approved by, the applicable regulatory authority in each state in which we conduct our operations. As a condition of providing intrastate telecommunications services, we are required, among other things:

         - to file and maintain intrastate tariffs or price lists describing the rates, terms and conditions of our services;

         - to comply with state regulatory reporting, tax and fee obligations; and

         - to comply with, and to submit to, state regulatory jurisdiction over consumer protection policies, complaints, transfers of control and certain financing transactions.

Generally, state regulatory authorities can condition, modify, cancel, terminate or revoke certificates of authority to operate in a state for failure to comply with state laws or the rules, regulations and policies of the state regulatory authority. Fines and other penalties may also be imposed for such violations.

     By order dated April 8, 1998, all local exchange carriers were required to file intraLATA toll dialing parity plans, which outline how the local telephone company will provide long distance telephone companies the ability to compete with the local telephone company for local long distance services. On May 26, 1999, the Alabama Public Service Commission approved the dialing parity plan of KNOLOGY of Alabama, Inc., a subsidiary of KNOLOGY Holdings. Under the plan, KNOLOGY of Alabama will allow long distance carriers the ability to provide long distance services in all local access areas within Alabama in which it provides local telephone service using its own facilities. Any carrier authorized by the Alabama Public Service Commission to carry local long distance calls may request that KNOLOGY of Alabama allow it to provide long distance services to its customers in Alabama provided that the carrier:

         - has established, or has submitted firm, non-cancelable orders to establish, direct interconnection of its network with KNOLOGY of Alabama;

         - has ordered access services from KNOLOGY of Alabama that will permit the carrier to receive long distance calls from KNOLOGY of Alabama; and

         - has identified the local access and transport areas in which it desires to receive local long distance calls.

A reasonable time for implementation will be necessary to allow KNOLOGY of Alabama to make the necessary network, system and billing modifications to implement the request. As of December 31, 1998, no long distance carrier had requested the ability to provide long distance services from KNOLOGY of Alabama in Alabama under its dialing parity plan.

     Local Regulation

     Occasionally we are required to obtain street use and construction permits and franchises to install and expand our interactive broadband network using state, city, county or municipal rights-of-way. Some municipalities where we have installed or anticipate constructing networks require the payment of license or franchise fees which are based upon a percentage of gross revenues or on a per linear foot basis. The Telecommunications Act of 1996 requires municipalities to manage public rights-of-way in a competitively neutral and non-discriminatory manner.

RISK FACTORS

This prospectus contains certain forward-looking statements regarding our operations and business. Statements in this document that are not historical facts are "forward-looking statements." Such forward-looking statements include those relating to:

     - future business developments;

     - projected or anticipated expansion or construction;

     - possible acquisitions and alliances;

     - projected revenues, working capital, liquidity, capital needs, interest costs and income; and

     - year 2000 readiness.

The words "estimate," "project," "intend," "expect," "believe," "may," "could" and similar expressions are intended to identify forward-looking statements. Wherever they occur in this prospectus or in other statements attributable to us, forward-looking statements are necessarily estimates reflecting our best judgment. However, these statements still involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of today's date.


WE HAVE LOST MONEY ON OUR OPERATIONS TO DATE, AND WE EXPECT TO LOSE MORE MONEY DURING THE NEXT SEVERAL YEARS.

         As of December 31, 1998, we had an accumulated deficit of $54.2 million. We expect to incur net losses and negative cash flow during the next several years as we build our networks. Our ability to generate profits and positive cash flow will depend in large part on our obtaining enough subscribers for our services to offset the costs of constructing and operating our networks. If we cannot achieve operating profitability or positive cash flows from operating activities, our business, financial condition and operating results will be adversely affected.

FAILURE TO OBTAIN ADDITIONAL FUNDING WOULD LIMIT OUR ABILITY TO EXPAND OUR BUSINESS.

         We expect to spend approximately $170 million during the next three years to expand or upgrade our Panama City, Augusta, Charleston and Huntsville networks. If we expand to new cities, we estimate the cost of constructing and implementing networks in additional cities at approximately $50 million to $75 million per city, though costs could be as much as $85 million to $90 million per city for larger markets. Actual costs may exceed this estimate. We will need significant additional financing to complete this expansion and upgrade, to expand into additional cities, for new business activities and for any additional acquisitions. If we cannot obtain sufficient funds we may be required to defer or abandon our expansion plans, which could limit our growth and prospects.

COMPETITION FROM OTHER TELEVISION PROVIDERS COULD CAUSE US TO LOSE SUBSCRIBERS.

         To be successful, we will need to attract cable television subscribers away from our competitors. We often are not the first cable television provider in our markets, and we have to compete with other companies that have long-standing customer relationships with the residents in these areas. Some of our competitors have other competitive advantages over us, such as greater experience, resources, marketing capabilities and name recognition. In addition, a continuing trend toward business combinations and alliances in the cable television area and in the telecommunications industry as a whole may create significant new competitors for us. In providing television service, we currently compete with AT&T Cable Services, Comcast Cable Communications, Time Warner Cable, Mediacom and Charter Communications, Inc. We also compete with satellite television providers DirecTV and Echostar. Our other competitors include:

         - other cable television providers;

         - broadcast television stations;

         - other satellite television companies;

         - wireless cable services; and

         - private satellite dishes.

We expect in the future to compete with telephone companies providing cable television service within their service areas.

         New legislation will allow satellite providers to offer local programming. This could reduce our current advantage over satellite providers in this area and hurt our ability to attract and maintain subscribers.

COMPETITION FROM OTHER TELEPHONE SERVICE PROVIDERS COULD CAUSE US TO LOSE CUSTOMERS.

         In providing local and long distance telephone services, we compete with the incumbent local phone company in each of our markets. We are not the first provider of telephone services in most of our markets, and we have to convince people in our markets to switch from other telephone companies to us. BellSouth is the incumbent local phone company and is a particularly strong competitor in our current markets and throughout the southeastern United States where we hope to expand. We also compete with long distance phone companies such as AT&T, MCI WorldCom and Sprint. Our other competitors include:

         - independent or competitive local exchange carriers, which are local phone companies other than the incumbent phone company that provide local telephone services and access to long distance services over their own networks or over networks leased from other companies;

         - regional Bell operating companies other than BellSouth;

         - wireless telephone carriers; and

         - utility companies.

LOSS OF OTHER COMPANIES' TELEPHONE BILLING AND INFORMATION SERVICES COULD IMPAIR OUR TELEPHONE SERVICES.

         We depend on Interstate Telephone Company, a subsidiary of InterCall, Inc., and others for telephone information and processing systems to monitor costs, bill customers, fill customer orders and achieve operating efficiencies. As we increase our telephone services, our dependence on billing and information systems will increase significantly. Any inability to adequately identify all of our information and processing needs, or to obtain upgraded systems as necessary, could have a material adverse impact on the ability to expand our telephone business and on our results of operations and financial condition.

COMPETITION FROM OTHER PROVIDERS OF INTERNET SERVICES COULD CAUSE US TO LOSE SUBSCRIBERS OR HINDER THE GROWTH OF OUR INTERNET SERVICES.

         Providing Internet access services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages over us, such as greater experience, resources, marketing capabilities and stronger name recognition.

         In providing Internet access services, we compete with:

         - traditional dial-up Internet service providers;

         - providers of satellite-based Internet services;

         - other long distance telephone companies; and

         - cable television companies.

Other technologies also offer high-speed, high capacity connections to the Internet. We will compete with companies offering broadband connections such as DirecPC, one of the principal providers of satellite-based Internet services in the United States; long distance telephone companies such as AT&T and MCI WorldCom; traditional dial-up Internet service providers; and cable modem services such as Excite@Home, a joint venture among several major cable companies.

OUR PROGRAMMING COSTS ARE INCREASING, WHICH COULD REDUCE OUR CASH FLOW AND OPERATING MARGINS.

         Programming has been our largest single operating expense item and we expect this to continue. In recent years, the cable industry has experienced a rapid increase in the cost of programming, particularly sports programming. This increase may continue and we may not be able to pass programming costs increases on to our customers. In addition, as we increase the channel capacity of our systems and add programming to our basic and expanded basic programming tiers, we may face additional market constraints on our ability to pass programming costs on to our customers. The inability to pass programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins.

PROGRAMMING EXCLUSIVITY IN FAVOR OF OUR COMPETITORS COULD ADVERSELY AFFECT THE DEMAND FOR OUR CABLE SERVICES.

         We obtain our programming by entering into contracts or arrangements with cable programming vendors. A cable programming vendor may enter into an exclusive arrangement with one of our cable television competitors. This would create a competitive advantage for the cable television competitor by restricting our access to programming. Limiting our ability to offer certain programming on our cable television systems may adversely affect the demand for our cable services.

THE SIGNIFICANT AMOUNT OF DEBT WE HAVE COULD HARM OUR BUSINESS.

         As of December 31, 1998, we had $276.1 million of debt, including accrued interest, and our stockholders' equity was $15.0 million. We anticipate that we will incur more debt as we expand our existing networks and move into new markets in the future. Our debt could adversely affect our business in a number of ways, as:

         - we have to use a lot of our money to pay interest and repay principal on debt;

         -  we may have trouble obtaining future financing;

         - we may have limited flexibility in planning for or reacting to changes in our business;

         - we may have more debt relative to our competitors, which may place us at a disadvantage; and

         -  we may be more vulnerable to any economic downturn.

Our earnings were not sufficient to cover our fixed charges in 1998. We will need to grow and generate profits in order to generate the cash to repay our debt. If we cannot meet our debt payments, we may need to seek additional financing or sell some of our assets, which could affect our business, operations and the value of our company.

RESTRICTIONS ON OUR BUSINESS IMPOSED BY OUR DEBT AGREEMENTS COULD LIMIT OUR GROWTH OR ACTIVITIES.

         Our indenture and credit facility agreements place operating and financing restrictions on us and our subsidiaries. These restrictions affect our and our subsidiaries' ability to:

         -  incur additional debt;

         -  create liens on our assets;

         -  use the proceeds from any sale of assets; and

         -  make distributions on or redeem our stock.

In addition, our credit facility requires us to maintain certain financial ratios. These limitations may affect our ability to finance our future operations or to engage in other business activities that may be in our interest. If we violate any of these restrictions, we could be in default under one or both of these agreements and be required to repay our debt immediately rather than at the maturity of the debt.

WE MAY ENCOUNTER DIFFICULTIES EXPANDING INTO THE ADDITIONAL MARKETS.

         To expand into additional cities we will have to obtain pole attachment agreements, construction permits, franchises and other regulatory approvals. Delays in receiving the necessary construction permits and in conducting the construction itself have adversely affected our schedule in the past and could do so again in the future. Further, we may face resistance from competitors who are already in these markets. A competitor may oppose or delay our franchise application or our request for pole attachment space. These difficulties could harm the development of our business in new markets.

IF WE ARE NOT ABLE TO MANAGE OUR GROWTH, OUR BUSINESS WILL BE HARMED.

         Our ability to grow will depend, in part, upon our:

         - successfully implementing our strategy;

         - evaluating markets;

         - securing financing;

         - constructing facilities;

         - obtaining any required government authorizations; and

         - hiring and retaining qualified personnel.

In addition, as we increase our service offerings and expand our targeted markets, we will have additional demands on our customer support, sales and marketing, administrative resources and network infrastructure. If we cannot effectively manage our growth, our business and results of operations will be harmed.

WE OPERATE OUR NETWORKS UNDER FRANCHISES WHICH ARE SUBJECT TO NON-RENEWAL OR TERMINATION, EITHER OF WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

         Our networks generally operate pursuant to franchises, permits or license typically granted by a municipality or other state or local government controlling the public rights-of-way. Often, franchises are terminable if the franchisee fails to comply with material terms of the franchise order or the local franchise authority's regulations. Further, franchises generally have fixed terms and must be renewed periodically. Local franchising authorities may resist granting a renewal if they consider either past performance or the prospective operating proposal to be inadequate. Our franchises for Montgomery, Columbus, Panama City, Augusta, Charleston, and Huntsville will expire in March 2005, March 2009, July 2007, January 2013, April 2013 and March 2001, respectively. If one of our franchises is not renewed and terminated, our business will be harmed.

IF WE ARE NOT ABLE TO OBTAIN AND RENEW OUR FRANCHISES IN A TIMELY MANNER AND ON ACCEPTABLE TERMS AND CONDITIONS, OUR BUSINESS WILL BE HARMED.

         Our business depends on our ability to obtain and renew our franchises in a timely manner and on acceptable terms and conditions. We cannot predict whether we will obtain franchises in new cities on terms that will make construction of a network and provision of broadband communications services economically attractive for us.

SINCE WE OPERATE OUR SYSTEMS UNDER FRANCHISES WHICH ARE NON-EXCLUSIVE, LOCAL FRANCHISING AUTHORITIES CAN GRANT ADDITIONAL FRANCHISES AND CREATE MORE COMPETITION FOR US IN OUR MARKETS.

         Our franchises are non-exclusive. The local franchising authorities can grant franchises to competitors who may build networks in our market areas. This could adversely affect our growth and our profitability.

LOCAL FRANCHISE AUTHORITIES HAVE THE ABILITY TO IMPOSE REGULATORY CONSTRAINTS OR REQUIREMENTS ON OUR BUSINESS, WHICH COULD INCREASE OUR EXPENSES.

         Local franchise authorities can impose regulatory constraints by local ordinance or as part of a grant or renewal of a franchise. They also may impose customer service or other requirements. This would increase our expenses in operating our business.

LOSS OF ACCESS TO OTHER COMPANIES' NETWORKS COULD IMPAIR OUR TELEPHONE SERVICE.

         We rely on other companies to provide:

         - communications capacity between our facility that switches telephone calls and our local networks;

         - long distance telephone services;

         - space at areas along our network or in switching centers to locate equipment. Since for efficiency reasons our equipment needs to be located near and often connected to similar equipment operated by other providers, which is called co-location, available space can be quite limited;

         - special network services for internet transport requirements.

We purchase these services from two primary vendors, Business Telecom, Inc. and ITC-DeltaCom, both of which compete with us. ITC-DeltaCom, which was spun off by ITC Holding to its stockholders in 1998, may be deemed a related party. We have a minimum purchase commitment of $50,000 with Business Telecom. We do not have a minimum purchase commitment with ITC-DeltaCom. If we lost services from either of these companies, we would have to find another entity who could provide these services for us and may have to pay more for the same services or meet a higher minimum purchase commitment. Further, if either of these companies reduced our access to its facilities because that company did not have the capacity to provide these services to us, our business would be harmed.

LOSS OF INTERCONNECTION ARRANGEMENTS COULD IMPAIR OUR TELEPHONE SERVICE.

         We rely on other companies to connect with users of telephone service who are not our customers. We presently have access to BellSouth's telephone network under a nine-state interconnection agreement which expires in April 2000. This agreement may not be renegotiated on favorable terms or at all, since BellSouth is our competitor. If our interconnection agreement is not renewed, we will have to negotiate another interconnection agreement with BellSouth on terms which may be less favorable than our current terms.

         It is generally expected that the Telecommunications Act of 1996 will continue to undergo considerable interpretation and implementation over the next several years, which could have a negative impact on our interconnection agreement with BellSouth. Our ability to compete successfully in the provision of services will depend on the timing of such implementing regulations and whether they are favorable to us.

CHANGES IN DEMAND FOR OUR TELEPHONE SERVICES COULD HARM OUR BUSINESS.

         We could be affected by changes in demand for our local and long distance telephone services, including:

         - traditional telephone services;

         - premium telephone services;

         - additional access lines per household; and

         - billing and collection services.

Any downturn in demand will harm our business, profitability and growth prospects. In addition, recent price decreases and promotional activities by major long distance carriers could have a material adverse impact on our cash flow and margins.

WE DO NOT KNOW THE DEMAND FOR OUR BUNDLED COMMUNICATIONS SERVICES.

         Our plan to provide bundled broadband communications services is fairly new and untested. It could be unsuccessful due to:

         - competition;

         - pricing;

         - regulatory uncertainties; or

         - operating and technical difficulties.

In addition, the demand for some of our planned broadband communications services, either alone or as part of a bundle, cannot readily be determined. Our business could be adversely affected if demand for bundled services is materially lower than we expect.

FUTURE TECHNOLOGICAL DEVELOPMENTS MAY HURT OUR BUSINESS.

         Future technological developments may reduce our network's competitiveness or require expensive and time-consuming upgrades or additional equipment. In addition, we may be required to select in advance one technology over another and may not choose the technology that turns out to be the most economic, efficient or attractive to customers.

WE DEPEND UPON A VERY SMALL NUMBER OF SUPPLIERS FOR CERTAIN MATERIALS.

         We purchase customer premises equipment and plant materials from a small number of outside vendors. We currently purchase each customer premises component from a single vendor and have one or two suppliers for plant materials. If one or more suppliers cannot meet our needs as we continue to build our network, we could experience delays and increased costs in the expansion of our network.

WE HAVE EXPERIENCED DIFFICULTY ENGAGING SUFFICIENT CONSTRUCTION CONTRACTORS AND OUR CONSTRUCTION COSTS ARE INCREASING.

         The expansion and upgrade of our existing networks and the development of future networks require us to hire construction contractors. We could have difficulty hiring experienced contractors because of increases in demand for cable construction services. Our construction costs may increase significantly over the next few years as demand for cable construction services continues to grow.

WE COULD BE HURT BY FUTURE INTERPRETATION OR IMPLEMENTATION OF REGULATIONS.

         The current communications and cable legislation is complex and in many areas sets forth policy objectives to be implemented by regulation.

         There are proposals before the United States Congress and the Federal Communications Commission to require all cable operators to make a portion of their cable systems' capacity available to other Internet service providers, such as telephone companies. Certain local franchising authorities are considering or have already approved similar open access requirements. If regulators decide to require us to provide competing telephone or Internet service providers with access to our broadband networks, much of the competitive advantage we have from owning our own networks could be eliminated. Our interconnection agreements, which we depend on to reach users who are not our customers, are subject to regulation by the Federal Communications Commission and state authorities. Unfavorable regulation that delays interconnection or increases the cost of interconnection would hurt our business.

         As stated earlier, it is generally expected that the Telecommunications Act of 1996 will continue to undergo considerable interpretation and implementation over the next several years. Our ability to compete successfully will depend on the timing of such implementing regulations and whether they are favorable to us.

OUR RELATIONSHIPS WITH ITC HOLDING'S COMPANIES AND AT&T'S VENTURE FUNDS MAY CAUSE CONFLICTS OF INTERESTS.

         We have relationships with several of ITC Holding's subsidiaries and affiliated companies. Some of our directors are directors, stockholders, and/or officers of various ITC Holding companies. AT&T's venture funds collectively are a significant stockholder and also have a representative on our board of directors. When the interests of ITC Holding, other ITC Holding companies or AT&T's venture funds differ from ours, the ITC Holding companies and AT&T venture funds act in their own respective best interests, which could be adverse to our interests.


SOME OF OUR MAJOR STOCKHOLDERS OWN STOCK IN OUR COMPETITORS AND MAY HAVE CONFLICTS OF INTEREST WITH RESPECT TO THOSE COMPANIES AND US.

         Campbell B. Lanier, the Chairman of our board of directors and one of our major stockholders, owns approximately 16% of the outstanding stock of ITC-DeltaCom. South Atlantic Venture Funds, another one of our major stockholders, owns 4.6% of ITC-DeltaCom. When the interests of one of our competitors differs from ours, these stockholders may support our competitor or take other actions which could adversely affect our interests.

PROBLEMS RELATED TO THE YEAR 2000 ISSUE COULD DISRUPT OUR OPERATIONS AND HARM OUR BUSINESS.

         The year 2000 issue affects our owned and licensed computer systems and equipment used in connection with internal operations. It also affects our non-information technology systems, including embedded systems in our buildings and other infrastructure. Additionally, we rely directly and indirectly, in the regular course of business, on the proper operation and compatibility of third party systems, and the year 2000 problem could cause these systems to fail, err or become incompatible with our systems.

         Much of our assessment effort regarding the year 2000 problem has involved, and depends on, inquiries to third party service providers. If we, or significant third parties with whom we communicate and do business through computers, fail to become year 2000 ready, or if the year 2000 problem causes our systems to become internally incompatible or incompatible with key third party systems, our business could suffer material disruptions. We could also face disruptions if the year 2000 problem causes general widespread problems or an economic crisis. We cannot now estimate the extent of these potential disruptions. We cannot assure you that our efforts to date and our ongoing efforts to prepare for the year 2000 problem will be sufficient to prevent a material disruption of our operations. If any such disruption occurs, our growth, profitability and operating results could suffer materially.

SINCE OUR BUSINESS IS CONCENTRATED IN SPECIFIC GEOGRAPHIC LOCATIONS, OUR BUSINESS COULD BE HURT BY A DEPRESSED ECONOMY IN THESE AREAS.

         We provide our services to areas in Alabama, Georgia, Florida and South Carolina, which are all in the southeastern United States. Our networks are built in small to mid-sized markets. A stagnant or depressed economy in the southeastern United States could affect all of our markets, and our entire business and profitability would be damaged.

OUR SERVICE NETWORK OR OTHER FACILITIES COULD BE DAMAGED BY NATURAL CATASTROPHE.

         Our success depends on the efficient and uninterrupted operation of our communications services. Our networks are attached to poles and other structures in our service areas, and our ability to provide service depends on the availability of electric power. A tornado, hurricane, flood or other catastrophic event in one of these areas could damage our network, interrupt our service and harm our business in the affected area. In addition, many of our markets are close together, and a single natural disaster could damage several of our networks.

A LIMITED NUMBER OF STOCKHOLDERS CONTROL OUR COMPANY, AND THEIR INTERESTS MAY CONFLICT WITH THE INTERESTS OF OUR DEBT HOLDERS.

         As of January 31, 1999, InterCall Inc., a wholly-owned subsidiary of ITC Holding, owned approximately 85.4% and AT&T Venture Fund II, L.P. and related funds owned approximately 14.3% of our outstanding capital stock. As a result, these stockholders are in a position to control matters requiring approval by our stockholders, including the election of a majority of the directors and the approval of significant corporate matters, including certain change-of-control transactions. In addition, certain decisions concerning our operations or financial structure may present conflicts of interest between such shareholders or management and the holders of our senior discount notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of such shareholders and management might conflict with those of the holders of the notes. In addition, such shareholders and management may have an interest in pursuing transactions that, in their respective judgments, could enhance their equity investment, even though such transactions might involve risk to the holders of the notes.

WE COULD BE DAMAGED BY THE LOSS OF OUR KEY PERSONNEL.

     Our business is currently managed by a small number of key management and operating personnel. We do not have any employment agreements with, nor do we maintain "key man" insurance on, these or any other employees. As we have numerous new employees resulting from our recent growth, we are particularly dependent upon our management and longer-term employees who are familiar with our company and our needs and can train our new hires.

ANTI-TAKEOVER PROVISIONS IN DELAWARE LAW AND OUR CHARTER DOCUMENTS COULD MAKE IT HARD FOR A THIRD PARTY TO ACQUIRE US.

     As a Delaware company we are subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law. Section 203 could delay or prevent a third party or a significant stockholder from acquiring control of us. In addition, our charter and bylaws may have the effect of discouraging, delaying or preventing a merger, tender offer or proxy contest involving our company. Any of these anti-takeover provisions could lower the market price of our stock. No active market for our stock exists.


Employees

         As of February 28, 1999, we had 569 full-time employees of which 118 are customer service representatives, 183 are technicians or others performing installation, maintenance and repair on our networks, 128 are involved principally in sales and marketing, 54 are involved in matters relating to construction of our networks and 86 have management or administrative responsibilities.

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

In addition to these properties, we also hold operating leases for hub sites along our network in each market. Our principal physical assets consist of fiber optic and coaxial broadband network and equipment, located either at the equipment site or along the network. Our distribution equipment along the network is generally attached to utility poles we own or use under standard pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Under our pole attachment agreements, local public utilities and other pole owners rent us space on utility poles to attach our network cables and equipment. The rate a pole owner charges us for space varies, but the rate is generally based upon the amount of space we rent. See "Business-Legislation and Regulation" for a discussion of the FCC's regulation of pole attachment rates. Our franchises give us rights of way for our network. The physical components of the networks require maintenance and periodic upgrading to keep pace with technological advances. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.


ITEM 3.  LEGAL PROCEEDINGS


         In the normal course of business, we are subject to litigation. However, in our opinion, there is no legal proceeding pending against us which would have a material adverse effect on our financial position, results of operations, or liquidity. We are also party to regulatory proceedings affecting the relevant segments of the communications industry generally.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our stock is not traded on any exchange or listed on the Nasdaq market system. No market makers currently make a market in our stock and we do not plan to engage a market maker. Therefore, there is no established public trading market and no high and low bid information or quotations available.

         As of February 28, 1999, we had 394 shares of our common stock outstanding held of record by one stockholder, and 49,852 shares of our preferred stock outstanding held of record by 13 stockholders.

DIVIDENDS

         We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. It is the current policy of our board of directors to retain earnings to finance the expansion of our operations. Future declaration and payment of dividends, if any, will be determined based on the then-current conditions, including our earnings, operations, capital requirements, financial condition, and other factors the board of directors deems relevant. In addition, our ability to pay dividends is limited by the terms of the indenture governing our outstanding notes and by the terms of our credit facility.

RECENT SALES OF UNREGISTERED SECURITIES

         In December 1995 and January 1996, in connection with its initial capitalization, we issued to certain investors, including ITC Holding, SCANA Communications, Inc. and South Atlantic Venture Fund III, 7,780 shares of its preferred stock at a purchase price of $1,000 per share, for an aggregate amount of $7,780,000. ITC Holding contributed $4,000,000 plus all of its direct and indirect interests in Cybernet Holding, L.L.C. and in KNOLOGY of Columbus, Inc. in exchange for shares of our preferred stock. SCANA Communications is a communications subsidiary of SCANA Corporation, a diversified utility company. South Atlantic represents a series of venture capital funds. Mr. Burton is managing general partner of South Atlantic Venture Fund I, II and III and is Chairman of South Atlantic Venture Fund, IV, and Mr. Lanier is the managing general partner of South Atlantic Private Equity Fund, IV.

         We are a party to a stockholders' agreement dated December 8, 1995, as amended, with all of our stockholders. No party to the stockholders' agreement could transfer any of our capital stock, rights or options held by such party to third parties without having offered rights of first refusal to purchase such securities to us.

         In May 1996, in connection with a private placement of its preferred stock, we issued 10 shares of its preferred stock to ITC Holding and 9,302 shares of its preferred stock to new investors at a purchase price of $1,200 per share, for an aggregate amount of $11,174,440. The new investors included Century Telephone Enterprises, Inc., a regional communications company that provides local exchange and cellular telephone services, and certain of the AT&T venture funds, a series of venture capital funds. In connection with this private placement, ITC Holding, the AT&T venture funds, other stockholders and us entered into an agreement among stockholders, which was amended and restated as of July 28, 1997. Pursuant to the agreement, all parties agreed to take all action within their respective power as may be required, for as long as AT&T Venture Fund I, L.P. owned more than 5% of our equity securities, to elect one director designated by each such 5% stockholder.

         In February 1997, we issued 8,960 shares of preferred stock to certain of its current stockholders for a purchase price of $1,200 per share, for an aggregate amount of $10,752,000. As part of this private placement, ITC Holding, Century Telephone, South Atlantic and the AT&T venture funds contributed $4,302,000, $2,096,400, $1,000,800 and $1,416,000, respectively, in exchange for such preferred stock.

         In May 1997, we signed a letter of intent with SCANA Communications, whereby SCANA agreed to provide us with a revolving credit facility of up to $40.0 million for network construction and working capital. The companies, however, never established this credit facility. Beginning in June 1997, we borrowed an aggregate of $11.0 million of principal plus accrued interest (approximately $305,300) from SCANA pursuant to a promissory note. The note accrued interest at the rate of 12% per annum and was payable upon demand after January 1, 1998. We repaid the promissory note in October 1997 with a portion of the proceeds from the offering and the private placement described below.

         In October 1997, we issued approximately 21,400 shares of its preferred stock to qualified investors in an equity private placement for a purchase price of $1,500 per share, for an aggregate amount of approximately $32.2 million. ITC Holding, Century Telephone, South Atlantic, AT&T venture funds and SCANA Communications, Inc. purchased approximately $10.0 million, $2.5 million, $5.5 million, $5.0 million and $5.0 million of preferred stock, respectively, in the equity private placement.

         In October 1997, we also completed a private offering of 444,100 units, each of which consisted of one 11 7/8% senior discount note and one warrant to purchase .003734 shares of its preferred stock, at an exercise price of $.01 per share, for $444.1 million aggregate principal amount at maturity yielding net proceeds of approximately $242.4 million. SCANA Communications purchased 71,050 of these units for $39,998,308. The senior discount notes issued in the offering were subsequently exchanged for substantially identical exchange notes that had been registered under the Securities Act of 1933, as amended, in an exchange offer that expired on March 24, 1998.

         In December 1997, we acquired Beach Cable, Inc., a cable television system in Panama City, Florida. L. Charles Hilton, Jr., the founder and sole stockholder of Beach Cable, received 2,485 shares of our preferred stock in the acquisition valued at $1,500 per share. During 1998, 134 of these shares were returned to KNOLOGY Holdings as part of a purchase price adjustment.

         In January 1998, ITC Holding purchased from Century Telephone its shares of our preferred stock. In July 1998, ITC Holding acquired shares of our preferred stock in exchange for $100 in cash and ITC Holding common stock valued at $1,600 per share for each share of our preferred stock exchanged. ITC Holding purchased 21,551 shares of our preferred stock of from several stockholders, including all of the preferred stock owned by South Atlantic and SCANA Communications in the exchange.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth our selected consolidated financial and operating data. The selected financial and operating data as of and for the year ended December, 31, 1994, the four months ended April 30, 1995, the eight months ended December 31, 1995 and the years ended December 31, 1996, 1997 and 1998 have been derived from our audited financial statements and the audited financial statements of Montgomery Cablevision and Entertainment, Inc. The selected financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this report. The financial and operating data for periods after April 28, 1995 (the date we acquired Montgomery Cablevision and Entertainment, the owner and operator of the Montgomery system), are not comparable to the financial and operating data for prior periods as a result of the amortization of the cost in excess of net assets in connection with the acquisition of the Montgomery system, and the acquisition of the Columbus system on September 29, 1995. See notes 1 and 2 to our Consolidated Financial Statements included elsewhere in this report.



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

---------------------

(a) "Successor Company" refers to us and our subsidiaries. We initially capitalized as a limited liability company in March 1995, were established for the purpose of acquiring Montgomery Cablevision and Entertainment Company. The acquisition of Montgomery Cablevision and Entertainment, which was accounted for as a purchase, was consummated on April 28, 1995, and we acquired the remaining minority interest in Montgomery Cablevision and Entertainment in January 1996. See note 1 to our Consolidated Financial Statements included elsewhere in this report.

(b) Includes the operations of the Columbus system from September 29, 1995. The acquisition of the Columbus system was accounted for as a purchase.

(c) Net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares from convertible preferred stock (using the if converted method). As we have 394 shares of common stock outstanding, the preferred stock is assumed to be converted for purposes of this calculation. The Montgomery Cablevision and Entertainment net losses per share are not shown, as they are not comparable with the Successor Company's. All options and warrants have been excluded from the calculation of net loss per share as they are anti-dilutive.

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

(f) Determined by dividing the number of subscribers by the number of homes passed. Because we do not begin to market our services in an area until our network has been expanded and we typically need 60 to 90 days once marketing has commenced to build our subscriber base, our penetration rate is adversely affected during rapid expansion of the networks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This annual report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. In addition, members of our senior management may, from time to time, make certain forward-looking statements concerning our operations, performance and other developments. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of various factors, Including those set forth under the caption "Business--Risk Factors" and elsewhere in this annual report on Form 10- K, as well as factors which may be identified from time to time in our other filings with the Securities and Exchange Commission or in documents where such forward-looking statements appear.

         The following is a discussion of our consolidated financial condition and results of operations for the three years ended December 31, 1998 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-K.

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

     - Video revenues. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 86.1% of our consolidated revenues for the year ended December 31, 1998.

     - Telephone revenues. Our telephone revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail and usage fees for long distance service. Telephone revenues accounted for approximately 12.8% of our consolidated revenues for the year ended December 31, 1998.

     - Internet revenues and other revenues. Our Internet revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 1.1% of our consolidated revenues for the year ended December 31, 1998.

     Our operating expenses include cost of services expenses, selling, operations and administrative expenses and depreciation and amortization expenses.

     Cost of services expenses include:

     - Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs accounted for approximately 24.6% of our operating expenses for the year ended December 31, 1998. Programming costs is our largest single cost and we expect this to continue. Since this cost is based on numbers of subscribers, it will increase as we add more subscribers.

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

RESULTS OF OPERATIONS

     The following table sets forth financial data as a percentage of operating revenues for the years ended December 31, 1997 and 1998.

                                                                        YEAR ENDED
                                                                        DECEMBER 31,
                                                                     ---------------
                                                                      1997      1998
                                                                      ----      ----
Operating revenues........................................            100%      100%
                                                                      ---       ---

Operating expenses:
  Cost of services                                                    46        46
  Selling, operating and administrative                               72        99
  Depreciation and amortization...........................            35        48
                                                                     ----      ----
          Total...........................................           153       193
                                                                     ----      ----
Operating income (loss)...................................           (53)      (93)
Other income and expenses.................................           (35)      (73)
                                                                     ----      ----
Income (loss) before minority interest, income tax
  (provision) benefit and cumulative effect of a change in
  accounting principle....................................           (88)     (166)
Income tax (provision) benefit............................             0        26
Cumulative effect of change in accounting principle.......             0        (2)
                                                                     ----      ----
Net income (loss).........................................           (88)%    (142)%
                                                                     ====      ====

     The following table sets forth certain operating data as of December 31, 1997 and 1998. The information provided in this table reflects revenue generating connections as of the dates indicated. Please see the footnotes provided for information regarding revenue-generating connections.

                                                                   AS OF DECEMBER 31,
                                                                  -------------------
                                                                     1997       1998
                                                                   --------   --------
Connections(1)
  Video.....................................................        37,716     74,744
  Telephone.................................................           129      5,615
  Internet..................................................           113        758
                                                                   -------    -------
Total Connections...........................................        37,958     84,117
                                                                   =======    =======
Marketable Passings.........................................       125,823    232,202
                                                                   =======    =======


(1) Connections represent revenue-generating connections. For video and high-speed Internet, connections represent the number of customers subscribing to the service. For telephone, connections represent the number of lines connected. For example, a telephone customer that has two lines would be counted as two connections.
(2) On-net refers to lines provided over our broadband network.
(3) Off-net consists of all telephone connections provided within our broadband network area.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Revenues. Our operating revenues increased $15.4 million, or 149.0% from $10.4 million for the year ended December 31, 1997 to $25.8 million for the year ended December 31, 1998. Our increased revenues resulted primarily from:

- added subscribers in 1998 due to the extension of our broadband networks in the Montgomery, Columbus, and Panama City markets,

- our offering of services in the Augusta and Charleston markets at the end of the third quarter of 1998; and

- our acquisition of the Beach Cable, TTE and Cable Alabama systems in December 1997, June 1998 and October 1998, respectively (see Note 9 to our consolidated financial statements filed as part of this Form 10-K).

         Expenses. Our operating expenses, excluding depreciation and amortization, increased $25.1 million, or 205.0%, from $12.2 million for the year ended December 31, 1997 to $37.2 million for the year ended December 31, 1998. Cost of services were $11.9 million in 1998 compared to $4.8 million in 1997. Selling, operating, and administrative expenses were $25.4 million and $7.4 million, respectively, for such periods. The increases in our cost of services and selling, operating, and administrative expenses is consistent with our growth in revenues due to the expansion of our operations and the increase in the number of employees in connection with such expansion and growth into new markets.

         Our depreciation and amortization increased from $3.7 million for the year ended December 31, 1997 to $12.4 million for the year ended December 31, 1998, due to a significant increase in property, plant, equipment and intangible assets resulting from the expansion of our networks, the acquisition of the Beach Cable, TTE and Cable Alabama systems and the purchase of buildings, computers and office equipment at the corporate and subsidiary locations.

         Our interest expense increased from $6.2 million for the year ended December 31, 1997 to $28.7 million for the year ended December 31, 1998. The increase in interest expense reflects the accrual of a full year of the interest expense attributable to the senior discount notes issued in October 1997.

         INTEREST INCOME. Interest income increased from $2.8 million for the year ended December 31, 1997 to $9.6 million for the year ended December 31, 1998, and reflects primarily interest income from the investment of certain proceeds received from the issuance of the senior discount notes in October 1997.

         Income Tax (Provision) Benefit. We recorded an income tax benefit of $6.8 million for the year ended December 31, 1998. This income tax benefit results from our utilizing net tax losses under a tax sharing agreement with ITC Holding. (See Note 6 to our consolidated financial statements filed as part of this Form 10-K).

         CHANGE IN ACCOUNTING PRINCIPLE. We recorded a cumulative effect of a change in accounting principle of $583,000 representing the write-off of pre-operating and organizational costs that were previously capitalized (See
Note 2 to our consolidated financial statements filed as part of this Form
10-K).

         NET LOSS. We incurred a net loss for the year ended December 31, 1998 of $36.5 million compared to a net loss of $9.1 million for the year ended December 31, 1997. We expects our net losses to continue to increase as we continue to expand our business. See "Business--Risk Factors."

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

         REVENUES. Our operating revenues increased $5.1 million, or 94%, from $5.3 million for the year ended December 31, 1996 to $10.4 million for the year ended December 31, 1997. The increased revenues resulted primarily from additional subscribers in 1997 as we extended our broadband networks in the Montgomery and Columbus markets. During 1997, the Montgomery and Columbus networks were extended to pass approximately 56,000 additional homes. The additional homes reached by the extension of the Montgomery and Columbus networks combined with our marketing and sales efforts resulted in approximately 15,270 new subscribers being added to our customer base during 1997.

         EXPENSES. Our operating expenses, excluding depreciation and amortization, increased $5.8 million or 90%, from $6.4 million for the year ended December 31, 1996, to $12.2 million for the year ended December 31, 1997. Cost of services were $4.8 million in 1997 compared to $2.5 million in 1997. Selling, operations and administrative expenses were $7.4 million and $3.9 million in 1997 and 1996, respectively. The increases in our cost of services and selling, operations and administrative expenses reflect our expansion of our broadband networks in the Montgomery and Columbus markets, the significant increase in the number of employees in connection with such expansion and the planned growth of the business into new markets in the southeastern United States.

         Our depreciation and amortization increased from $1.6 million for the year ended December 31, 1996 to $3.7 million for the year ended December 31, 1997, reflecting a significant increase in capital expenditures during 1997 to expand the Montgomery and Columbus networks.

         Interest expense increased from $1.1 million for the year ended December 31, 1996 to $6.2 million for the year ended December 31, 1997. The increased expense reflects the accrual of interest expense attributable to our senior discount notes issued in October 1997.

         INTEREST INCOME. Interest income increased from $46,000 for the year ended December 31, 1996 to $2.8 million for the year ended December 31, 1997, and reflects primarily the interest income from the investment of certain proceeds received from the sale of our senior discount notes in October 1997.

         NET LOSS. We incurred a net loss for the year ended December
31, 1997 of $9.1 million compared to a net loss of $3.1 million for the year ended December 31, 1996. We expect our net losses to continue to increase as we continue to expand our business. See "Business--Risk Factors."

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, we had working capital of $52.7 million, compared to $226.8 million as of December 31, 1997.

         We have required equity infusions and debt proceeds to finance a significant portion of our operating, investing and financing activities in the development of our business. Net cash provided by (used in) operations totaled $(2.0) million, $(1.3) million and $18.9 million for the years ended December 31, 1996, 1997 and 1998, respectively. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including:

-        depreciation and amortization;

-        amortization of notes discount

-        loss on disposition of assets;

-        cumulative effect of an accounting change.

Net cash used for investing activities was $14.4 million, $268.0 million and $18.6 million for the years ended December 31, 1996, 1997 and 1998, respectively. The net cash flow from investing activities in 1996 represented $1.0 million of capital expenditures funded in part by $0.8 million in proceeds from sales of investments. Our investing activities in 1997 consisted primarily of $39.7 million of capital expenditures, $14.3 million for the purchase of the Panama City cable system and a $39.7 million increase in construction related payables. In 1998, our investing activities consisted primarily of $111.3 million of capital expenditures (including inventory), $67.7 million for the acquisition of the Huntsville, Alabama cable system and $0.8 million for an investment in ClearSource, Inc. These investing activities are offset by $161.6 million in proceeds from the sale of short-term investments.

         Net cash flow from financing activities was cash provided of $16.2 million, cash provided of $272.8 million and cash used of $1.5 million for the years ended December 31, 1996, 1997 and 1998, respectively. Net cash flow from financing activities was cash provided of $16.2 million, cash provided of $272.8 million and cash used of $1.5 million for the years ended December 31, 1996, 1997 and 1998, respectively. Cash flow from financing activities in 1996 included $10.9 million of additional infusion of equity and $4.3 million of repayments from affiliates. Cash flow from financing activities in 1997 included $257.3 million in proceeds from the issuance of senior discount notes and $42.8 million of additional infusion of equity, offset by $29.9 million of repayment of debt. Cash used in financing activities in 1998 included $1.5 million in expenditures related to the issuance of debt.


FUNDING TO DATE

         On October 22, 1997, we received net proceeds of approximately $242.4 million from the offering of units consisting of senior discount notes due 2007 and warrants to purchase preferred stock. The notes were sold at a substantial discount from their principal amount at maturity and there will not be any payment of interest on the notes prior to April 15, 2003. The notes will fully accrete to face value of $444.1 million on October 15, 2002. From and after October 15, 2002, the notes will bear interest, which will be payable in cash, at a rate of 11 7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The indenture contains covenants that affect, and in certain cases significantly limit or prohibit, our ability our to:

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

FUTURE FUNDING

     Our business requires substantial investment to finance capital expenditures and related expenses, to expand and/or upgrade the interactive broadband networks, to fund subscriber equipment and to maintain the quality of our networks. We currently expect to spend approximately $94 million for capital expenditures during 1999, including the planned expansion and/or upgrade of the Montgomery, Columbus, Panama City, Augusta, Charleston and Huntsville networks. We currently expect to spend approximately $9 million to fund operating losses and approximately $131 million for capital expenditures during 2000. The $131 million includes approximately $70 million related to the construction of networks in our existing markets. The remainder primarily relates to the purchase for customer premises, such as set-top cable boxes equipment, information systems and the commencement of the construction of networks in additional markets. Failure to have access to additional funds during 2000 could require us to delay some of our construction plans, delay preliminary efforts in new markets and possibly require us to restrict or reduce the level of operations in some markets.

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

         - Switching. A switch is a device that directs voice and date traffic over a network. Switching is the process of connecting the calling party with the called party through one or more switches. We have only one switch, through which we route all of our telephone data transmissions. A team of specialists from an outside consulting service will be on call to provide backup support in the event of any year 2000 problems. The switching functions have also been tested by us and by third-parties for year 2000 readiness.




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers are listed below. Our directors are elected at the annual meeting of stockholders. Our executive officers are appointed at the first meeting of our board of directors after each annual meeting of stockholders. Directors and executive officers are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. The ages of the persons set forth below are as of December 31, 1998.



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
Alan A.  Burgess (1)...........       63       Director

----------------------

(1)      Member of the Audit Committee.
(2)      Member of the Compensation and Stock Option Committee.

         WILLIAM E. MORROW has been Chief Executive Officer and director since February 1997. Mr. Morrow serves as a director of ClearSource Inc. From August 1996 to February 1997, Mr. Morrow served as Senior Vice President and General Manager of Network Alliances for UtiliCom Networks. From March 1985 to August 1996, Mr. Morrow served in various capacities at Central and South West Corp. including Marketing, Area Management, Governmental/Regulatory Lobbyist and Ventures/Business Development. From December 1993 to August 1996 he served as Founder and Managing Director of CSW Communications. While at CSW Communications, Mr. Morrow oversaw the company's energy management services over a 750 MHz two-way broadband network, the construction, maintenance, operation and marketing of long-haul fiber capacity, and the design, construction, operation and marketing of competitive access services.

         RODGER L. JOHNSON was named as our President and Chief Operating Officer effective April 1999. Prior to joining us, Mr. Johnson had served as President and Chief Executive Officer, as well as a Director, of Communications Central Inc., a provider of coin-operated and inmate telephones, since November 1995. Prior to joining Communications Central, Mr. Johnson served as the President and Chief Executive Officer of JKC Holdings, Inc., a consulting company providing advice to the information processing industry. In that capacity, Mr. Johnson also served as the Chief Operating Officer of Infomed Systems, Inc., a publicly-held medical software manufacturer. Mr. Johnson will retain his positions and continue to serve both JKC Holdings, Inc. and Infomed Systems, Inc. in a more limited management capacity for the immediately foreseeable future. Before founding JKC Holdings, Inc., Mr. Johnson served for approximately eight years as the President and Chief Operating Officer and as the President and Chief Executive Officer of Brock Control Systems, Inc., a publicly-held sales and marketing software provider.

         MARCUS R. LUKE, PH.D. has served as our Chief Technology Officer of the Company since August 1997. Prior to this he served as our Vice President of Network Construction from November 1995 until August 1997, and Director of Engineering of Cybernet Holding, L.L.C., from May 1995 until November 1995. Prior to joining us, Dr. Luke served as Southeast Division Construction Manager for TCI from July 1993 to May 1995. From July 1987 to June 1993, he served as Area Technical Manager for TCI's southeast area, which included Montgomery. Dr. Luke worked for Storer Communications Inc. from 1985 to 1987 as Vice President of Engineering. Prior to 1985, he spent 12 years in various engineering and management positions with Storer Communications Inc.

         FELIX L. BOCCUCCI, JR. is currently serving as our Chief Financial Officer and has served as our Vice President of Business Development since August 1997. He served as Chief Financial Officer, Treasurer and Secretary from November 1995 through August 1997. In addition, he currently serves as Chief Financial Officer for Interstate and Valley Telephone Companies. From October 1994 until December 1995, Mr. Boccucci served as Vice President Finance Broadband of ITC Holding. Prior to such time, Mr. Boccucci worked for GTE Corporation, a telecommunications company, which merged with Contel Corporation in March 1991. From May 1993 to October 1994, he served as a Senior Financial Analyst for GTE. From 1991 to 1993, Mr. Boccucci served as Financial Director for GTE's Central Area Telephone Operations. From 1987 to 1991, He was the controller in charge of Contel's Eastern Region Telephone Operations comprising 13 companies in twelve states.

         BRET T. MCCANTS has served as our Vice President of Network Services since April 1997. Prior to joining us, Mr. McCants was a co-founder of CSW Communications. From January 1996 to April 1997 he served as Director of Operations for CSW Communications and from 1994 to 1996 he participated in the development and managed the deployment of interactive energy management equipment to homes in Laredo, Texas. Prior to joining CSW Communications, he served in various capacities with Central Power and Light Company including as Corporate Manager of Commercial and Small Industrial Marketing from 1992 to 1994, and as Business Manager from 1990 to 1992. From 1982 to 1990, Mr. McCants also held several positions in the Sales, Marketing and Engineering departments at Central Power and Light Company.

         ANCEL A. HAMILTON, JR. has been our Vice President of Strategic Planning since October 1998 and he served as our Vice President of Operations from October 1997 through October 1998. From June 1994 to October 1997, Mr. Hamilton served as Vice President--Operations for InterCall where he managed call center and network operations. From June 1991 to June 1994, Mr. Hamilton served as General Manager--Information Services for SCANA Corporation, where he managed all facets of the information systems function including computer operations, programming and customer support. From 1983 until 1991, Mr. Hamilton served in numerous marketing and sales positions with International Business Machines Corporation, primarily in the electric utility and government arenas.

         JAMES T. MARKLE joined us in March 1999 as Vice President of Network Operations. Prior to joining us, Mr. Markle was employed by MindSpring Enterprises, Inc. where he served as the Executive Vice President of Network Operations from March 1998 and as Vice President of Network Operations from April 1995. Prior to joining MindSpring, from April 1994 until April 1995, Mr. Markle served as the Director of Technical Support for Concert Communications Co., a telecommunications company. From August 1990 to April 1994, Mr. Markle served as Senior Manager of Network Operations for MCI Communications, a telecommunications company. Mr. Markle served in various operation positions at SouthernNet/Telecom*USA, including Director of Operations for a multistate region, from July 1985 until July 1990.

         PEGGY B. WARNER joined us as Vice President of Marketing and Carrier Sales in January 1998. From February 1995 to December 1997, Ms. Warner held various positions at SCANA Communications, Inc., including Manager Sales, Marketing and Customer Service and General Manager. While at SCANA Communications, Inc., Ms. Warner was responsible for the company's fiber optic carriers' carrier and 800 MHz trunked radio lines of business. Prior to that time, from December 1993 to January 1994, she was an Executive National Accounts Manager with MCI Telecommunications Corporation where she developed and managed a nationwide Government Systems regional sales organization. Ms. Warner also held various other sales and marketing management positions with MCI between May 1986 and January 1995. She was an Account Manager with AT&T Information Systems between January 1983 and April 1986, and she held various sales positions with BellSouth prior to 1983.


         CHAD S. WACHTER has served as our General Counsel and Secretary since August 1998. From April 1997 to August 1998, Mr. Wachter served as Assistant General Counsel of Powertel, Inc., an affiliate of ITC that operates cellular and PCS businesses. From May 1990 until April 1997, Mr. Wachter was an associate and then a partner with Capell, Howard, Knabe & Cobbs, P.A. in Montgomery, Alabama.

         CAMPBELL B. LANIER, III has been one of our director since November 1995 and was elected Chairman of the Board in June 1998. Mr. Lanier serves as Chairman of the Board and Chief Executive Officer of ITC Holding and served as a director of the corporate predecessor of ITC Holding from its inception in May 1985. He is Chairman of the Board and a director of ITCDeltaDeltaCom, as well as a director of MindSpring, National Vision Associates, Ltd. (a full service optical retailer) and K&G Men's Centers, Inc., Mr. Lanier serves as Vice Chairman of the Board of AvData and Chairman of the Board of Powertel, Inc. He served as Chairman of the Board of AvData from June 1988 to September 1990. Mr. Lanier has served as a Managing Director of South Atlantic Private Equity Fund IV, Limited Partnership since 1997.

         RICHARD BODMAN has been one of our directors since June of 1996. Mr. Bodman was elected to our board of directors pursuant to a stockholders' agreement under which AT&T Venture Fund I, L.P. had the right to elect one director to our board. Mr. Bodman is currently the Managing General Partner of AT&T Ventures. From August 1990 to May 1996, Mr. Bodman served as Senior Vice President of Corporate Strategy and Development for AT&T. Mr. Bodman also is currently a director of the following public companies: Internet Security Systems, Inc., Tyco International Inc., Reed Elsevier and NHP, Inc.

         DONALD W. WEBER has been one of our directors since August 1998. Since 1997, Mr. Weber has been a consultant and private investor. Since 1995, Mr. Weber served as President and Chief Executive Officer of ViewStar Entertainment Services, Inc., a digital satellite services company. From 1987 to 1991, Mr. Weber held various executive positions, including President and Chief Executive Officer, and served as a director of Contel Corporation, a telecommunications company. Currently, Mr. Weber serves as director of Powertel, Inc., HeadHunter.NET, Inc., Pegasus Communications Corporation, a media and communications company and HIE, Inc., a health care software provider.

         DONALD W. BURTON has been one of our directors since January 1996. Since January 1981, he has served as Managing General Partner of South Atlantic Venture Fund I, II and III, Limited Partnerships and Chairman of South Atlantic Private Equity Fund IV, Limited Partnership. Mr. Burton has been the general partner of The Burton Partnership, Limited Partnership since October 1979. Since January 1981, he has served as President of South Atlantic Capital Corporation. Mr. Burton also serves on the board of directors of several ITC companies, including ITC Holding, ITCDeltaDeltaCom, Inc. and Powertel, Inc. He is a director of the Heritage Group of Mutual Funds and several private companies. Mr. Burton also serves as a director of the National Venture Capital Association.

         L. CHARLES HILTON, JR. has been one of our directors since we acquired the Beach Cable System in December 1997. Mr. Hilton has been elected to serve a one-year term as a member of our board of directors pursuant to the Beach Cable System acquisition agreement. Mr. Hilton was the founder and sole stockholder of Beach Cable, Inc., and served as its Chief Executive Officer from 1991 to December 1997. Since 1958, Mr. Hilton has served as Chairman and Chief Executive Officer of Gulf Asphalt Corporation, a general construction firm. Mr. Hilton has been a partner in the law firm of Hilton, Hilton, Kolk & Roesch since 1984, and currently serves as Chief Executive Officer of Hilton, Inc., a family corporation which owns and operates various commercial buildings in Bay County, Florida. He also is a member of the board of directors of several private companies.

         WILLIAM H. SCOTT, III has been one of our directors since November 1995. Mr. Scott has served as President of ITC Holding since December 1991 and has been a director of ITC Holding since May 1989. Mr. Scott is a director of several ITC Companies, including ITC Holding, PowerTel, Inc., AvData, ITCDeltaDeltaCom, and MindSpring. From 1989 to 1991, he served as Executive Vice President of the corporate predecessor of ITC Holding. From 1985 to 1989, Mr. Scott was an officer and director of Async Corporation. Between 1984 and 1988, Mr. Scott held several offices with SouthernNet, including Chief Operating Officer, Chief Financial Officer, and Vice President--Administration. He was a director of SouthernNet from 1984 to 1987.

         ALAN A. BURGESS has been one of our directors in January 1999. From 1967 until his retirement in 1997, Mr. Burgess was a partner with Andersen Consulting. Over his thirty-year career he held a number of positions as Managing Partner, including Managing Partner of Regulated Industries from 1974 to 1989. In 1989 he assumed the role of Managing Partner of the Communications Industry Group. In addition, he served on Andersen Consulting's Global Management council and was a member of the Partner Income Committee. Mr. Burgess is also the Chief Financial Officer of Seventh Wave Technologies, Inc.


COMMITTEES OF THE BOARD OF DIRECTORS

     Our Board currently has two committees, the audit committee and the compensation and stock option committee.

     The audit committee, among other things:

         - recommends the firm to be appointed as independent accountants to audit our financial statements;

         - discusses the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our interim and year-end operating results;

         - considers the adequacy of our internal accounting controls and audit procedures; and

         - reviews the non-audit services to be performed by the independent accountants.

The members of the audit committee are Messrs. Hilton, Burgess and Lanier.

     The compensation and stock option committee reviews and recommends the compensation arrangements for management and administers our stock option plans. The members of the compensation and stock option committee are Messrs. Scott, Weber, and Burton.

DIRECTOR COMPENSATION

         Our directors receive no directors' fees. Our directors are reimbursed for their reasonable out-of-pocket travel expenditures incurred. Our directors are also eligible to receive grants of stock options under our stock option plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The current members of our Compensation and Stock Option Committee are Messrs. Scott, Weber and Burton. Each of these members serves as a director or executive officer of ITC Holding. We have engaged in, or have ongoing, several transactions with ITC Holding or its affiliates, as discussed below under the caption "Certain Transactions and Relationships."

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides compensation information for our chief executive officer and the most highly compensated other executive officers whose total annual salary and bonus exceed $100,000. We will use the term "named executive officers" to refer to these people later in this Form 10-K.

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


---------------
(1) Most of the named executive officers were initially employed by us during 1997 or are in a different position with us than the position held by such named executive officer in 1996.

(2)      All options are exercisable for shares of our common stock.

(3) Includes car allowances, relocation expenses and premiums on life insurance.

(4) Mr. Morrow has served as our President and Chief Executive Officer since the resignation of Mr. Walker in February 1997.

(5) Reflects amounts paid to Mr. Morrow based on an annual salary rate of approximately $120,000.

(6) Reflects amounts paid to Mr. McCormick based on an annual salary rate of approximately $100,000.

(7) Mr. Boccucci served as our Chief Financial Officer, Treasurer and Secretary from November 1995 through August 1997.

(8) Includes grants of ITC Holding capital stock valued at $30,789 at the time of grant.

(9) Includes grants of ITC Holding capital stock valued at $63,448 at the time of grant.

(10) Reflects amounts paid to Mr. McCants based on an annual salary rate of approximately $90,000.

(11)     Mr. McCormick resigned his position in February 1999.

INCENTIVE COMPENSATION PLAN

         Our stock option plan allows us to grant options that are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-qualifying options to our key employees and non-employee directors and those of our subsidiaries. The stock option plan authorizes the issuance of up to 7,000,000 shares of common stock pursuant to options granted under the plan. The maximum number of shares subject to options that may be awarded under the plan to any person is 450,000 shares. The compensation and stock option committee of the board of directors administers the plan and grants options to purchase common stock.

     The exercise price for incentive stock options granted under the stock option plan must be at least 100% of the fair market value of the common stock on the date of grant and must be at least 110% to an optionee beneficially owning more than 10% of the outstanding common stock. The exercise price for non-incentive stock options granted under the plan must be at least the par value of the common stock. The maximum option term is ten years, or five years to an optionee beneficially owning more than 10% of the outstanding common stock. Options may be exercised at any time after grant except as otherwise provided in the particular option agreement. There is also a $100,000 limit on the value of common stock covered by incentive stock options that become exercisable by an optionee in any year. The board of directors may amend, suspend or terminate the stock option plan for shares of common stock for which options have not been granted.

         At December 31, 1998, we had options to purchase 6,313,476 shares of common stock outstanding pursuant to the stock option plan.

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
    Officer





---------------
(1) All options are exercisable for shares of common stock and are granted under the stock option plan. Such options generally vest over five years unless such person's employment with the Company is terminated, in which case options that have not vested at that time will terminate.
(2)      Based on 565,374 options granted in fiscal 1998.
(3) These amounts are based on compounded annual rates of stock price appreciation of five and ten percent over the 10-year term of the options, are mandated by rules of the Securities and Exchange Commission and are not indicative of expected stock price performance. Actual gains, if any, on stock option exercises are dependent on future performance of the Common Stock, overall market conditions, as well as the option holders' continued employment throughout the vesting period. The amounts reflected in this table may not necessarily be achieved or may be exceeded.
(4) Mr. Boccucci served as our Chief Financial Officer, Treasurer and Secretary from November 1995 through August 1997.

             AGGREGATED OPINIONS/SARS EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                               Number of
                                                                               Securities                 Value of
                                                                               Underlying                Unexercised
                                                                              Unexercised               In-the-Money
                                                                              Options/SARs              Options/SARs
                                                                               at FY-End               at FY-End($)(1)
                            Shares
                         Acquired on                                          Exercisable/              Exercisable/
Name                      Exercise #             Value Realized #            Unexercisable              Unexercisable
----                     -----------             ----------------            -------------             ---------------
Rodger Johnson                    --                           --                      0/0                       $0/$0
William E. Morrow                 --                           --                0/150,000                 $0/$289,500
Felix L. Boccucci                 --                           --                 0/24,017               $0/$64,976.61
Brett McCants                     --                           --                 0/45,500                  $0/$74,865
Marcus R. Luke                    --                           --                 0/28,905               $0/$51,235.65

----------------
(1) The value of the options is based upon a market price of $11.33 per share. In July 1998, ITC Holding made a tender offer to buy shares of KNOLOGY Holdings from KNOLOGY Holdings stockholders. In this tender offer, ITC Holding established the market value of KNOLOGY Holdings' common stock to be $11.33 per share.

         None of the named executive officers exercised stock options during the fiscal year ended December 31, 1998. No stock appreciation rights have been granted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information at February 28, 1999, regarding beneficial ownership of our capital stock of the Company by:

- each person known by us to beneficially own more than 5% of our outstanding capital stock;

- each of our executive officers;

- each of our directors; and

- all directors and executive officers as a group.

The information as to beneficial ownership has been furnished by our stockholders, directors and executive officers and, unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.



                                                                                                PERCENT OF
                                                                   AMOUNT AND                 TOTAL SHARES OF
NAMES AND ADDRESS OF                                            NATURE OF SHARES               CAPITAL STOCK
BENEFICIAL OWNERS AND DIRECTORS                                BENEFICIALLY OWNED(1)(2)        OUTSTANDING(2)
-------------------------------                                ------------------------       ---------------

InterCall Inc (3).........................................          6,384,750                        84.5%
AT&T Venture Funds(4).....................................          1,066,950                        14.1
Richard Bodman(4).........................................          1,066,950                        14.1
Felix L. Boccucci, Jr.(5)(8)(9)...........................             11,400                           *
William E. Morrow(8)(9)...................................              3,000                           *
James McCormick(7)(8)(9)..................................              3,000                           *
Marcus R. Luke(6)(8)(9)...................................              6,525                           *
James T. Markle...........................................                 --                           *
Bret McCants(8)(9)........................................              1,200                           *
Peggy A. Warner...........................................                 --                           *
Rodger L. Johnson..........................................                --                           *
Ancel A. Hamilton, Jr.(8)(9)..............................                 --                           *
Peggy B. Warner(9)........................................                 --                           *
Chad S. Wachter(9)........................................                 --                           *
Campbell B. Lanier (10)...................................          6,384,750                        84.5%
Donald W. Weber...........................................                 --                           *
Donald W. Burton..........................................                 --                           *
L. Charles Hilton, Jr.....................................                 --                           *
William H. Scott, III.....................................          6,384,750                        84.5%
Alan A. Burgess...........................................                 --                           *
All executive officers and directors as a group
(17 persons)(5)(6)(8).....................................          7,476,825                        98.9%

--------------------
*  Less than one percent.


(1) We have 394 shares of common stock outstanding issued to a former employee under the stock option plan. Our preferred stock is assumed to be converted using a ratio of 150:1 preferred stock to common stock for the purpose of this table.
(2) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of capital stock if such person has or shares voting power or investment power with respect to such security, or has the right to acquire beneficial ownership at any time within 60 days from January 31, 1999. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" is the power to dispose or direct the disposition of shares. Each share of capital stock owned represented in this table represents a share of our common stock, including options to purchase 9,909.9 shares of Common Stock granted to Mr. Boccucci and an option to purchase 3,285 shares of our common stock granted to Mr. Luke which are currently exercisable.
(3) The address of Intercall Inc. is 1211 O.G. Skinner Drive, West Point, Georgia 31833. Intercall is a wholly owned subsidiary of ITC Holding.
(4) The address of each of the AT&T Venture Funds and of Mr. Bodman is 2 Wisconsin Circle, #610, Chevy Chase, Maryland 20815. Includes 543 shares owned by Venture Fund I, L.P., of which Venture Management I, a general partnership, is the general partner, of which Mr. Bodman is the managing general partner; 4,886 shares owned by AT&T Venture Fund II, L.P., of which Venture Management, L.L.C. is the general partner, of which Mr. Bodman is a manager; includes 256 shares owned by Special Partners Fund, L.P., of which Venture Management III, L.L.C. is the general partner, of which Mr. Bodman is a manager; and includes 1,428 shares owned by Special Partners Fund International, L.P., of which the investment general partner is Venture Management III, L.L.C., of which Mr. Bodman is a manager. Each of the respective AT&T Venture Funds has sole voting and investment power with respect to the shares beneficially owned by such fund.
(5) Includes options to purchase 9,909.9 shares of our common stock which are currently exercisable.
(6) Includes options to purchase 3,825 shares of our common stock which are currently exercisable.
(7) Mr. McCormick has shared voting and investment power with respect to such shares with his wife.
(8)      Does not include options to purchase 25,080, 14,106.6, 150,000, 52,500
         40,500, 37,500, 37,500, and 30,000 shares of our common stock held by Messrs. Luke, Boccucci, Morrow, McCants, Hamilton, Warner and Wachter respectively, which are not exercisable within 60 days from January 31, 1998.
(9) The address of each of Messrs. Hilton, Lanier, Scott, Walker, Boccucci, Luke, Morrow, McCants, Hamilton, Wachter and Ms. Warner is c/o KNOLOGY Holdings, Inc., 1241 O.G. Skinner Drive, West Point, Georgia 31833.
(10)     These are the shares owned by Intercall, Inc.



         ITC Holding Company, Inc formed us in November 1995. As of January 31, 1999, ITC Holding, through a wholly-owned subsidiary named InterCall, Inc., owned approximately 84.4% of the capital stock of our company. ITC Holding is a diversified telecommunications company that owns interests in many companies that have businesses similar to ours. Because of our relationship with ITC Holding, we are affiliated with certain of these companies. Some of them, such as ITCDeltaDeltaCom, Inc., Interstate Telephone Company, Valley Telephone Company and MindSpring Enterprises, Inc., provide us with and/or receive from us services and products. We have described the nature and amount of the business that we do with affiliated companies in greater detail below.

         We have adopted a policy requiring that any material transactions between us and others affiliated with our officers, directors or principal stockholders be on terms no less favorable to us than reasonably could have been obtained in arm's-length transactions with independent third parties.


TRANSACTIONS WITH ITC COMPANIES

         Certain of our directors and officers hold or held the following positions with companies that are affiliated with us:

         - Campbell B. Lanier, III, who serves as the Chairman of our Board of Directors, also serves as Chairman of the Board and Chief Executive Officer of ITC Holding Company and all of its subsidiaries including InterCall, and is also a director of companies that were formerly subsidiaries of ITC Holding, such as ITC-DeltaCom, MindSpring Enterprises and Powertel.

         - William H. Scott, III, one of our directors, serves as President, Chief Operating Officer and a director of ITC Holding and all of its subsidiaries including InterCall, and is also a director of companies that were formerly subsidiaries of ITC Holding, such as ITC-DeltaCom, MindSpring Enterprises and Powertel.

         - Donald W. Burton, one of our directors, is a director of ITC Holding, ITC-DeltaCom and Powertel.

         - Donald W. Weber, one of our directors, is a director of Powertel.

         - Richard Bodman, one of our directors, is the managing general partner of AT&T Ventures, which controls the AT&T venture funds that own approximately 9.3% of our company.

         - Felix Boccucci, our Vice President of Business Development, served as an executive officer of ITC Holding prior to October 1997.

         We are affiliated with all of these companies, and we have a business relationship with some of them, as described in detail below.

         As of December 31, 1998, Campbell P. Lanier, III beneficially owned approximately 23% of the common stock of ITC Holding, and William Scott and Donald Burton beneficially owned approximately 1% and 8%, respectively, of the common stock of ITC Holding.

         Certain affiliated companies provide us with various services and/or receive services provided by us. We feel that our transactions with these affiliated companies are representative of arms' length transactions.

         ITCDeltaDeltaCom provides us with wholesale long-distance and related services and leases capacity to us on certain of its fiber routes. In 1996, 1997 and 1998, these services were worth $482,194, $589,011 and $1,213,533, respectively. During those years, our company provided ITCDeltaDeltaCom with local and long distance telephone, programming and other services worth $525,368, $386,842 and $639,568, respectively. We received these services from ITCDeltataCom pursuant to agreement which expires in May 2000. As of March 15, 1999, Mr. Lanier owned approximately 16% of ITCDeltaDeltaCom. Messrs. Lanier and Scott serve as executive officers and directors of ITCDeltaDeltaCom and Mr. Burton serves as a director of ITCDeltaDeltaCom.

         We received cellular services in 1996, 1997 and 1998 worth $137,389, $118,064 and $342,696, respectively, from Powertel, Inc., and we leased fiber cables to Powertel during this time worth $572,659, $519,956 and $593,221. We lease these fiber cables pursuant to a fiber lease agreement which expires in April 2000. As of March 12, 1999, ITC Holding owned approximately 27.5% of Powertel.

         We provided services to InterCall, our parent company and a wholly-owned subsidiary of ITC Holding, in 1996, 1997 and 1998 worth $449,861, $477,405 and $737,204, respectively. We provide these services to InterCall pursuant to an agreement which expires in July 2004.

         In 1996, 1997 and 1998, we provided local Internet transport services to MindSpring Enterprises, Inc., a national Internet access provider, worth $68,104, $132,524 and $216,049, respectively. We provide these services to MindSpring pursuant to an Internet transport agreement which expires in July 2001. As of December 31, 1998, ITC Holding, through InterCall, owned approximately 18.8% of MindSpring.

         We received services in 1996, 1997 and 1998 worth $77,714, $196,981 and $476,646, respectively, from Interstate Telephone Company, a wholly-owned subsidiary of ITC Holding.


         We lease pole space from South Carolina Electric & Gas Co., an affiliate of SCANA Communications which is one of our stockholders and was a principal investor in KNOLOGY Holdings in the past, as discussed below. We lease this pole space pursuant to a one year pole attachment agreement that expires in January 2000. We expect to renew this agreement in January 2000.

         In 1998, we purchased fiber optic cables from SCANA Communications for a total purchase price of $306,530.

         We lease fiber optic cables from SCANA Communication pursuant to two operating leases agreement entered into in the fourth quarter of 1998. The terms of the leases are 15 and 20 years. We expect to pay $87,000 per year to SCANA under both leases.

         ITC Holding occasionally provides certain administrative services, such as legal and tax-planning services, for us. The costs of these services are charged to us based primarily on the salaries and related expenses for certain ITC Holding executives and an estimate of their time spent on projects for us. For the year ended December 31, 1998, we recorded $102,000 in selling, operations, administrative and rent expenses related to these services. We feel that the methodology used to calculate the amounts charged is reasonable.

         Our insurance provider is J. Smith Lanier & Co. Mr. Lanier's brother and uncle are principal owners of this insurance placement company. In 1996, 1997 and 1998 this company charged us approximately $222,000, $221,000 and $628,000, respectively, for insurance services.

         We leased office space in 1998 to ITC-DeltaCom, for which we received $122,000 in lease payments. We lease space to Powertel pursuant to a 10-year lease which expires in 2005. In 1998, we received $112,200 in lease income under this agreement.

RECENT SALES OF UNREGISTERED SECURITIES

         In December 1995 and January 1996, in connection with its initial capitalization, we issued to certain investors, including ITC Holding, SCANA Communications, Inc. and South Atlantic Venture Fund III, 7,780 shares of its preferred stock at a purchase price of $1,000 per share, for an aggregate amount of $7,780,000. ITC Holding contributed $4,000,000 plus all of its direct and indirect interests in Cybernet Holding, L.L.C. and in KNOLOGY of Columbus, Inc. in exchange for shares of our preferred stock. SCANA Communications is a communications subsidiary of SCANA Corporation, a diversified utility company. South Atlantic represents a series of venture capital funds. Mr. Burton is managing general partner of South Atlantic Venture Fund I, II and III and is Chairman of South Atlantic Venture Fund, IV, and Mr. Lanier is the managing general partner of South Atlantic Private Equity Fund, IV.

         We are a party to a stockholders' agreement dated December 8, 1995, as amended, with all of our stockholders. No party to the stockholders' agreement could transfer any of our capital stock, rights or options held by such party to third parties without having offered rights of first refusal to purchase such securities to us.

         In May 1996, in connection with a private placement of its preferred stock, we issued 10 shares of its preferred stock to ITC Holding and 9,302 shares of its preferred stock to new investors at a purchase price of $1,200 per share, for an aggregate amount of

$11,174,440. The new investors included Century Telephone Enterprises, Inc., a regional communications company that provides local exchange and cellular telephone services, and certain of the AT&T venture funds, a series of venture capital funds. In connection with this private placement, ITC Holding, the AT&T venture funds, other stockholders and us entered into a stockholders' agreement, which was amended and restated as of July 28, 1997. Pursuant to the agreement, all parties agreed to take all action within their respective power as may be required, for as long as Century Telephone Enterprises, Inc. or AT&T Venture Fund I, L.P. owned more than 5% of our equity securities, to elect one director designated by each such 5% stockholder. Richard Bodman was elected to our board of directors pursuant to this arrangement. Mr. Bodman's term will expire in 2000. Century Telephone does not presently have a representative on our board of directors.

         In February 1997, we issued 8,960 shares of preferred stock to certain of its current stockholders for a purchase price of $1,200 per share, for an aggregate amount of $10,752,000. As part of this private placement, ITC Holding, Century Telephone, South Atlantic and the AT&T venture funds contributed $4,302,000, $2,096,400, $1,000,800 and $1,416,000, respectively, in exchange for such preferred stock.

         In May 1997, we signed a letter of intent with SCANA Communications, whereby SCANA agreed to provide us with a revolving credit facility of up to $40.0 million for network construction and working capital. The companies, however, never established this credit facility. Beginning in June 1997, we borrowed an aggregate of $11.0 million of principal plus accrued interest (approximately $305,300) from SCANA pursuant to a promissory note. The note accrued interest at the rate of 12% per annum and was payable upon demand after January 1, 1998. We repaid the promissory note in October 1997 with a portion of the proceeds from the offering and the private placement described below.

         In October 1997, we issued approximately 21,400 shares of its preferred stock to qualified investors in an equity private placement for a purchase price of $1,500 per share, for an aggregate amount of approximately $32.2 million. ITC Holding, Century Telephone, South Atlantic, AT&T venture funds and SCANA Communications, Inc. purchased approximately $10.0 million, $2.5 million, $5.5 million, $5.0 million and $5.0 million of preferred stock, respectively, in the equity private placement.

         In October 1997, we also completed a private offering of 444,100 units, each of which consisted of one 11 7/8% senior discount note and one warrant to purchase .003734 shares of its preferred stock, at an exercise price of $.01 per share, for $444.1 million aggregate principal amount at maturity yielding net proceeds of approximately $242.4 million. SCANA Communications purchased 71,050 of these units for $39,998,308. The senior discount notes issued in the offering were subsequently exchanged for substantially identical exchange notes that had been registered under the Securities Act of 1933, as amended, in an exchange offer that expired on March 24, 1998.

         In December 1997, we acquired Beach Cable, Inc., a cable television system in Panama City, Florida. L. Charles Hilton, Jr., the founder and sole stockholder of Beach Cable, received 2,485 shares of our preferred stock in the acquisition valued at $1,500 per share. During 1998, 134 of these shares were returned to KNOLOGY Holdings as part of a purchase price adjustment.

         In January 1998, ITC Holding purchased from Century Telephone its shares of our preferred stock. In July 1998, ITC Holding acquired shares of our preferred stock in exchange for $100 in cash and ITC Holding common stock valued at $1,600 per share for each share of our preferred stock exchanged. ITC Holding purchased 21,551 shares of our preferred stock of from several stockholders, including all of the preferred stock owned by South Atlantic and SCANA Communications in the exchange.

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

                  Report of Independent Public Accountants.

                  Company's Consolidated Balance Sheets as of December 31, 1997 and 1998.

                  Consolidated Statements of Operations for the Years Ended December 31, 1996, 1997 and 1998.

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998.

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

 2.2+             Purchase Agreement between Cable Alabama Corporation and Knology of
                  Huntsville, Inc., dated as of October 19, 1998.

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

  10.18+   Ordinance No. 99-16 effective March 16, 1999 between Columbus consolidated
           Government and KNOLOGY of Columbus, Inc.

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

10.26    Resolution No. 2075 (Bay County, Florida) dated November 18, 1997 (Filed as
         Exhibit 10.50 to the Form S-4 and incorporated herein by reference).

10.27    Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998 (Filed as
         Exhibit 10.53 to the Company's 1997 Annual Report on Form 10-K).

10.28 Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 (Filed as Exhibit 10.54 to the Company's 1997 Annual Report on Form 10-K).

10.30+   Ordinance No. 98054 (Mount Pleasant, South Carolina) dated March 9, 1999.

10.31+   Franchise Agreement (Charleston County, South Carolina) dated December 15, 1998.

10.32+   Ordinance No. 1998-47 (North Charleston, South Carolina) dated May 28, 1998.

10.33+   Ordinance No. 1998-77 (Charleston, South Carolina) dated April 28, 1998.

10.34+   Ordinance No. 98-5 (Columbia County, Georgia) dated August 18, 1998.

10.35+*  Switching Agreement dated May 1, 1998 between Interstate Telephone Company and
         KNOLOGY Holdings, Inc.

10.36+   Network Access Agreement dated July 1, 1998 between SCANA Communications, Inc.,
         f/k/a MPX Systems, Inc. and KNOLOGY Holdings, Inc.

10.37    Internet Access Contract dated September 1, 1998 between ITC DeltaCom
         Communications, Inc. and KNOLOGY Holdings, Inc.

10.38+*  Collocation Agreement for Multiple Sites dated on or about June 1998 between
         Interstate FiberNet, Inc. and KNOLOGY Holdings, Inc.

10.39+*  Lease Agreement dated October 12, 1998 between Southern Company Services, Inc.
         and KNOLOGY Holdings, Inc.

10.40+   Facilities Transfer Agreement dated February 11, 1998 between South
         Carolina Electric and Gas Company and KNOLOGY Holdings, Inc., d/b/a
         KNOLOGY of Charleston.

10.41    License Agreement dated March 3, 1998 between BellSouth Telecommunications, Inc.
         and KNOLOGY Holdings, Inc.

10.44    Pole Attachment Agreement dated February 18, 1998 between KNOLOGY Holdings, Inc.
         and Georgia Power Company.

10.46+   Assignment Agreement dated March 4, 1998 between Gulf Power Company and Knology of Panama City, Inc.

10.47    Adoption Agreements dated March 1, 1999 between KNOLOGY Holdings, Inc. and
         BellSouth Telecommunications, Inc.

10.48+*  Lease Switching Agreement between South Carolina Net for TTE and KNOLOGY
         Holdings, Inc.


10.50+*  Carrier Services Agreement dated September 30, 1998 between Business Telecom,
         Inc. and KNOLOGY Holdings, Inc.

10.51+*  Reseller Services Agreement dated September 9, 1998 between Business Telecom,
         Inc. and KNOLOGY Holdings, Inc.

10.52+*  Private Line Services Agreement dated September 10, 1998 between BTI
         Communications Corporation and KNOLOGY Holdings, Inc.

10.53+   Credit Facility Agreement between First Union  National Bank, First Union
         Capital Markets Corp. and KNOLOGY Holdings, Inc. dated December 22,
         1998.

10.54+   Ordinance No. 284 (Cedar Grove, Florida) dated June 9, 1998.

10.55    License Agreement dated January 5, 1993 between County Commissioners of Bay
         County Florida and Beach Cable, Inc. (Filed as Exhibit 10.48 to the
         Form S-4 dated December 24, 1997 and incorporated herein by reference.)

10.56+   Ordinance No. 647 (Lynn Haven, Florida) dated May 12, 1998 between Knology of Panama City, Inc. and the City of Lynn Haven.

10.57+   Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 between Knology of Panama City, Inc. and the City of Panama City.

10.58+ Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997 between Panama City Beach, Florida and KNOLOGY Holdings, Inc.

12.1+    Statement regarding Computation of Ratio of Earnings to Fixed Charges.

21.1     Subsidiaries of KNOLOGY Holdings, Inc. (Filed as Exhibit 21.1 to the Form 10-Q
         for the quarter ended September 30, 1998 and incorporated herein by reference).

23.1     Consent of Arthur Andersen LLP.

24.1     Power of Attorney.

27.1+    Financial Data Schedule.

----------------------

+ Previously filed with KNOLOGY Holdings, Inc.'s Form 10-K for the year ended
  December 31, 1998.

* Confidential treatment has been granted. The copy filed as an exhibit omits the information subject to the confidential treatment request.

         (B)      REPORTS ON FORM 8-K.

         On February 17, 1998, we filed a Current Report on Form 8-K to report the acquisition on December 5, 1997 of Beach Cable, Inc. and to include the relevant financial statements of KNOLOGY of Panama City, Inc., including our relevant pro forma financial information.


         On November 9, 1998, we filed a Current Report on Form 8-K to report the acquisition on October 30, 1998 of Cable Alabama Corporation. On January 13, 1999 a form 8-K/A was filed to include the relevant financial statements of Cable Alabama Corporation, including our relevant pro forma financial information.

         (C)      EXHIBITS

         We hereby file as part of this Form 10-K/A the Exhibits listed in the Index to Exhibits.

         (D)      FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule is filed herewith:

         Schedule II--Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in our Consolidated Financial Statements or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 27th day of December, 1999.


                                    KNOLOGY HOLDINGS, INC.


                                    By:                     *
                                          -------------------------------------
                                          Roger L. Johnson
                                          President and Chief Executive Officer

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




Signature                                   Title                                                Date
---------                                   -----                                                ----

                  *                         Chairman of the Board and Director                   December 27, 1999
--------------------------------------
Campbell B. Lanier, III


                  *                         President, Chief Executive Officer                   December 27, 1999
--------------------------------------      and Director (Principal executive officer)
Rodger L. Johnson


                  *                         Chief Financial Officer, Vice President              December 27, 1999
--------------------------------------      and Treasurer (Principal financial officer
Robert K. Mills                             and principal accounting officer)


                  *
--------------------------------------      Director                                             December 27, 1999
Donald W. Burton


                  *
--------------------------------------      Director                                             December 27, 1999
William H. Scott, III


                  *
--------------------------------------      Director                                             December 27, 1999
Donald W. Weber


                 *
--------------------------------------      Director                                             December 27, 1999
Richard Bodman

                 *
--------------------------------------      Director                                             December 27, 1999
L. Charles Hilton, Jr.

                 *
--------------------------------------      Director                                             December 27, 1999
Alan A. Burgess


By: /s/ Chad Wachter
   -----------------------------------
   Chad Wachter, Attorney-in-Fact

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

                    KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       YEARS ENDED DECEMBER 31,
                                                                         -----------------------------------------------------
                                                                              1998               1997               1996
                                                                         ---------------    ---------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                              $   (36,476,436)   $    (9,091,533)   $    (3,125,428)
                                                                         ---------------    ---------------    ---------------
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
      Depreciation and amortization                                           12,367,374          3,715,184          1,640,025
      Amortization of bond discount                                           13,295,861          2,386,856                  0
      Loss on disposition of assets                                               61,559             23,464             21,370
      Cumulative affect of accounting change                                     582,542                  0                  0
      Deferred income tax benefit                                                      0                  0           (373,323)
      Changes in current assets and liabilities:
         Accounts receivable                                                 (10,286,324)          (721,396)          (512,337)
         Prepaid expenses                                                       (393,750)           244,199           (180,950)
         Accounts payable                                                         96,844          4,302,245            (39,648)
         Accrued liabilities and interest                                     38,412,092            163,317            293,394
         Unearned revenue                                                      1,209,035            243,007            278,757
         Other                                                                         0              1,345                133
                                                                         ---------------    ---------------    ---------------
            Total adjustments                                                 55,345,233         10,358,221          1,127,421
                                                                         ---------------    ---------------    ---------------
            Net cash provided by (used in) operating activities               18,868,797         (1,266,688)        (1,998,007)
                                                                         ---------------    ---------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of retirements                              $  (111,272,219)   $   (39,625,408)   $   (14,416,135)
   Acquisitions, net                                                         (67,732,864)                 0                  0
   Organizational cost expenditures                                             (251,815)          (470,923)           (20,133)
   Liquidation (purchase) of investments, net                                161,649,526       (227,956,301)            (5,000)
   Investment in ClearSource, Inc.                                              (825,072)                 0                  0
   Proceeds from sales of property                                                32,075             69,152                  0
   Other                                                                        (246,182)                 0                  0
                                                                         ---------------    ---------------    ---------------
            Net cash used in investing activities                            (18,646,551)      (267,983,480)       (14,441,268)
                                                                         ---------------    ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on debt and short-term borrowings                          (11,654)       (29,903,385)          (160,900)
   Expenditures related to issuance of debt and consummation of
     credit facility                                                          (1,498,817)                 0                  0
   Proceeds from issuance of common stock                                          3,152                  0                  0
   Proceeds from issuances of debt and short-term borrowings, net of
    discount and issue costs on bonds                                                  0        257,370,383          1,258,238
   Proceeds from issuance of preferred stock, net of related
    offering expenses                                                                  0         42,824,323         10,868,699
   Proceeds from issuance of warrants                                                  0          2,486,960                  0
   (Advances to) repayments from affiliate                                             0                  0          4,255,836
                                                                         ---------------    ---------------    ---------------
            Net cash (used in) provided by financing activities               (1,507,319)       272,778,281         16,221,873
                                                                         ---------------    ---------------    ---------------
NET (DECREASE) INCREASE IN CASH                                               (1,285,073)         6,061,489           (217,402)

CASH AT BEGINNING OF PERIOD                                                    6,144,581             83,092            300,494
                                                                         ---------------    ---------------    ---------------
CASH AT END OF PERIOD                                                    $     4,859,508    $     6,144,581    $        83,092
                                                                         ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                              $        10,911          1,543,125    $     1,016,039
                                                                         ===============    ===============    ===============
   Cash paid during the period for income taxes                          $             0    $             0    $             0
                                                                         ===============    ===============    ===============

    Details of acquisitions
      Property, plant and equipment                                      $    30,133,876    $     4,756,005    $             0
      Intangible Assets                                                       37,598,988          2,796,139                  0
      Liabilities Assumed                                                              0         (3,824,644)                 0
      Preferred stock issued                                                           0         (3,727,500)                 0
                                                                         ---------------    ---------------    ---------------
      Net cash paid for acquisitions                                     $    67,732,864    $             0    $             0
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