Form 10-K405
period 1999-12-31
KNOLOGY HOLDINGS INC /GA
filed 2000-03-30
CIK 1048932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                        COMMISSION FILE NUMBER: 333-43339


                             KNOLOGY HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             58-2203141
  ------------------------------                           -------------------
 (State or other jurisdiction of                            (I.R.S.Employer
  incorporation or organization)                           Identification No.)


    Knology Holdings, Inc.
    1241 O.G. Skinner Drive
    West Point, Georgia                                           31833
---------------------------------------                    -------------------
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

                                 Yes [X]* No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained,to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

         As of February 29, 2000, we had 619 shares of Common Stock outstanding and 50,604 shares of Preferred Stock outstanding; all shares are owned indirectly by Registrants's parent, KNOLOGY, Inc.

         The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is filing this Form with the reduced disclosure format.

---------------
* The registrant does not have any class of equity securities registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.





                                      (i)

                                TABLE OF CONTENTS


                                                                                                    Page
                                                                                                    ----

PART I

ITEM 1.   BUSINESS .........................................................................         1
ITEM 2.   PROPERTIES.........................................................................        2
ITEM 3.   LEGAL PROCEEDINGS..................................................................        2
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................        2

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             SHAREHOLDER MATTERS.............................................................        2
ITEM 6.   SELECTED FINANCIAL DATA............................................................        2
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.............................................        3
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................        4
ITEM 9.   CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING FINANCIAL DISCLOSURE.................................................        5

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................        5
ITEM 11.  EXECUTIVE COMPENSATION.............................................................        5
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT..................................................................        5
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................        5

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K.............................................................        5

SIGNATURES...................................................................................        9

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...................................................       F-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON THE FINANCIAL STATEMENT
      SCHEDULES..............................................................................       S-1




                                      (ii)

                                     PART I

ITEM 1.  BUSINESS

    OUR STRUCTURE.

         ITC Holding formed KNOLOGY Holdings, Inc. in 1995. Its percentage ownership fell below 50% during 1996. ITC Holding acquired additional stock in KNOLOGY Holdings, Inc. in 1998, becoming the holder of approximately 85% of KNOLOGY Holdings, Inc. In November 1999, ITC Holding contributed its 85% interest in KNOLOGY Holdings to KNOLOGY, Inc. in exchange for shares of KNOLOGY, Inc. stock. Additionally, other minority shareholders exchanged the remaining 15% of KNOLOGY Holdings for shares of KNOLOGY, Inc. stock. KNOLOGY Holdings, Inc. is a wholly-owned subsidiary of KNOLOGY, Inc.

         KNOLOGY Holdings, Inc. has been providing cable television service since 1995, telephone and high-speed Internet access services since 1997 and broadband carrier services since 1998. We own, operate and manage interactive broadband networks in the six metropolitan areas of Montgomery and Huntsville, Alabama; Columbus and Augusta, Georgia; Panama City, Florida and Charleston, South Carolina; and plan to expand to additional mid-sized cities in the southeastern United States.

         In 1995 we began providing cable television service by acquiring cable television systems in Montgomery, Alabama and Columbus, Georgia and using those systems as a base for constructing new interactive broadband networks. Since acquiring the Montgomery and Columbus systems, we have significantly expanded these networks and upgraded the acquired networks to offer additional broadband communications services.

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

         In June 1998, TTE Inc., a reseller of local, long distance and operator services to small and medium-sized business customers throughout South Carolina was acquired and was accounted for as a purchase.

         In October 1998, we acquired the Cable Alabama cable television system serving the Huntsville, Alabama area which was accounted for as a purchase. The existing Cable Alabama plant is being upgraded to an interactive broadband network which will be completed by 2001.

         In 1995 KNOLOGY Holdings, Inc. was originally formed as a limited liability company and later was incorporated in the State of Delaware. The Company's principal executive offices are located at 1241 O.G. Skinner Drive, West Point, Georgia 31833 and its telephone number is (706)645-8553.


OVERVIEW OF OUR SERVICES.

         We offer our customers broadband communications services, including:

         o    traditional and digital cable television;

         o    local and long distance telephone; and

         o    high-speed Internet access service.

ITEM 2.  PROPERTIES

         We own or lease property in the following locations:

                     Location                   Address              Lease/Own                Primary Use
                 ----------------       ----------------------       ----------       ---------------------------
                 West Point, GA.        1241 O.G. Skinner Drive         Own           Corporate Admin. Offices
                 West Point, GA.        206 West 9th Street             Lease         Network Operations Center
                 Montgomery, AL.        1450 Ann Street                 Lease         Headend & Technical Offices
                 Columbus, GA           1701 Boxwood Place              Lease         Admin. Offices & Headend
                 Panama City, FL.       13200 P.C.B. Pkwy.              Lease         Admin. Offices & Headend
                 Augusta, GA            3714 Wheeler Road               Own           Admin. Offices & Headend
                 Charleston, SC         4506 Dorchester Road            Own           Admin. Offices and Headend
                 Huntsville, AL         2401 10th Street                Own           Admin. Offices and Headend


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

         Not required under reduced disclosure format.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         Our stock is not traded on any exchange or quoted on the Nasdaq Stock Market or any other established trading market. No market makers currently make a market in our stock and we do not plan to engage a market maker. Therefore, there is no established public trading market and no high and low bid information or quotations available.

         As of February 29, 2000, we had 619 shares of common stock, and 50,604 shares of preferred stock, outstanding; all shares are owned indirectly by the registrant's parent, KNOLOGY, Inc.

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

ITEM 6.  SELECTED FINANCIAL DATA

         Not required under reduced disclosure format.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES AND EXPENSES

We can group our revenues into four categories: video revenues, telephone revenues, Internet revenues and other revenues.

o VIDEO REVENUES. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 86% and 76% of our consolidated revenues for the years ended December 31, 1998 and December 31, 1999, respectively.

o TELEPHONE REVENUES. Our telephone revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail and usage fees for long distance service. Telephone revenues accounted for approximately 13% and 18% of our consolidated revenues for the years ended December 31, 1998 and December 31, 1999, respectively.

o INTERNET REVENUES AND OTHER REVENUES. Our Internet revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 1% and 6% of our consolidated revenues for the years ended December 31, 1998 and December 31, 1999, respectively.

Our operating expenses include cost of services expenses, selling, operations and administrative expenses and depreciation and amortization expenses.

Cost of services expenses include:

o VIDEO COST OF SERVICES. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs accounted for approximately 18.4% and 15.5% of our operating expenses for the years ended December 31, 1998 and December 31, 1999, respectively. Programming costs is our largest single cost and we expect this to continue. Since this cost is based on numbers of subscribers, it will increase as we add more subscribers.

o TELEPHONE AND INTERNET ACCESS SERVICES. Cost of services related to our telephone and Internet access services include costs of Internet transport and telephone switching, and interconnection and transport charges payable to local and long distance carriers.

Selling, operations and administrative expenses include:

o SALES AND MARKETING COSTS. Sales and marketing costs include the cost of sales and marketing personnel and advertising and promotional expenses.

o NETWORK OPERATIONS AND MAINTENANCE EXPENSES. Network operations and maintenance expenses include payroll and departmental costs incurred for network design and maintenance monitoring.

o CUSTOMER SERVICE EXPENSES. Customer service expenses include payroll and departmental costs incurred for customer service representatives and management.

o GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of corporate and subsidiary general management and administrative costs.

         Depreciation and amortization expenses include depreciation of our interactive broadband networks and equipment, and amortization of cost in excess of net assets and other intangible assets related to acquisitions.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUES. Operating revenues increased 74.0% from $25.8 million for the year ended December 31, 1998 to $44.9 million for the year ended December 31, 1999. Our increased revenues are primarily due to a higher number of connections during the year ended December 31, 1999 compared to 1998. The additional connections resulted primarily from:

         o the extension of our broadband networks in the Montgomery, Columbus and Panama City markets;

         o the continued growth of broadband services in the Augusta and Charleston markets; and

         o the acquisition of the TTE and Cable Alabama systems in June 1998 and October 1998, respectively.


         EXPENSES. Our operating expenses, excluding depreciation and amortization, increased 57.3%, from $37.2 million for the year ended December 31, 1998 to $58.6 million for the year ended December 31, 1999. The cost of services component of operating expenses increased 79.8%, from $11.9 million for 1998 to $21.4 million for 1999. Our selling, operations, and administration expenses increased 46.5% million, from $25.4 million for 1998 to $37.2 million for 1999. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of subscribers and the number of employees associated with such expansion and growth into new markets.

         Our depreciation and amortization expenses increased 184.6% from $12.4 million for the year ended December 31, 1998 to $35.3 million for the year ended December 31, 1999. The increase in depreciation is primarily due to the expansion of our networks and growth in to new markets

         OTHER INCOME AND EXPENSES. Our interest income was $9.6 million for the year ended December 31, 1998, compared to $1.5 million for the year ended December 31, 1999. The interest income reflects the interest earned from the investment of certain proceeds received from the issuance of the senior discount notes in October 1997. The decrease in interest income is due to the draw down of marketable securities to fund planned expansion and acquisitions.

         Our interest expense increased from $28.7 million for the year ended December 31, 1998 to $33.5 million for the year ended December 31, 1999. The increase in interest expense reflects the accrual of the interest attributable to the senior discount notes issued in October 1997.

         INCOME TAX BENEFIT. We recorded an income tax benefit of $6.8 million for the year ended December 31, 1998 compared to an income tax benefit of $20.7 million for the year ended December 31, 1999. The income tax benefit resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding, which became effective in August 1998.

         NET LOSS. We incurred a net loss of $36.5 million for the year ended December 31, 1998 compared to a net loss of $60.3 million for the year ended December 31, 1999. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets.


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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Item 8 is incorporated by reference to pages F-1 through F-15 and S-1 through S-2 herein.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

         None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not required under reduced disclosure format.


ITEM 11. EXECUTIVE COMPENSATION

         Not required under reduced disclosure format.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Not required under reduced disclosure format.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not required under reduced disclosure format.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) The following Consolidated Financial Statements of the Company and independent auditor's report are included in Item 8 of this Form 10-K.

                  Report of Independent Public Accountants.

                  Company's Consolidated Balance Sheets as of December 31,
                    1998 and 1999.

                  Consolidated Statements of Operations for the Years Ended
                    December 31, 1997, 1998 and 1999.

                  Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1997, 1998 and 1999.

                  Consolidated Statements of Stockholders' (Deficit) Equity for
                    the Years Ended December 31, 1997, 1998 and 1999.

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

         (a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

        Exhibit
        Number                            Exhibit Description
        -------                           -------------------


          2.1 Purchase Agreement between Cable Alabama Corporation and KNOLOGY of Huntsville, Inc., dated as of October 19, 1998 (Incorporated herein by reference from Exhibit 2.2 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

          3.1 Certificate of Incorporation of KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 3.1 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

          3.2 Certificate of Amendment of Certificate of Incorporation of KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 3.1 to KNOLOGY Holdings, Inc.'s Form 10-Q for the quarter ended March 31, 1998)).

          3.3 Certificate of Amendment to Certificate of Designation of Preferred Stock. (Incorporated herein by reference from Exhibit 3.2 to KNOLOGY Holdings, Inc.'s Form 10-Q for the quarter ended March 31, 1998)).

          3.4 Amended and Restated Bylaws of KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 3.2 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

          4.1 Indenture dated as of October 22, 1997 between KNOLOGY Holdings, Inc. and United States Trust Company of New York, as Trustee, relating to the 11 7/8% Senior Discount Notes Due 2007 of KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 4.1 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

          4.2     Form of Senior Discount Note (contained in Exhibit 4.1).

          4.3     Form of Exchange Note (contained in Exhibit 4.1).

         10.1 Unit Purchase Agreement, dated as of October 16, 1997 between KNOLOGY Holdings, Inc. and SCANA Communications, Inc. (Incorporated herein by reference from Exhibit 10.1 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

         10.2 Lease Agreement dated April 15, 1996 by and between D.L. Jordan and American Cable Company, Inc. (Incorporated herein by reference from Exhibit 10.5 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

         10.3 Pole Attachment Agreement dated January 1, 1998 by and between Gulf Power Company and Beach Cable, Inc. (Incorporated herein by reference from Exhibit 10.7 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

         10.4 Telecommunications Facility Lease and Capacity Agreement, dated September 10, 1996, by and between Troup EMC Communications, Inc. and Cybernet Holding, Inc. (Incorporated herein by reference from Exhibit 10.16 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

         10.5 Master Pole Attachment Agreement dated January 12, 1998 by and between South Carolina Electric and Gas and KNOLOGY Holdings, Inc. d/b/a/ KNOLOGY of Charleston (Incorporated herein by reference from Exhibit 10.17 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

         10.6 Lease Agreement, dated December 5, 1997 by and between The Hilton Company and KNOLOGY of Panama City, Inc. (Incorporated herein by reference from Exhibit 10.25 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

         10.7 Certificate of Membership with National Cable Television Cooperative, dated January 29, 1996, of Cybernet Holding, Inc. (Incorporated herein by reference from Exhibit 10.34 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

         10.8 Ordinance No. 99-16 effective March 16, 1999 between Columbus consolidated Government and KNOLOGY of Columbus Inc. (Incorporated herein by reference from Exhibit 10.18 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

         10.9 Ordinance No. 16-90 (Montgomery, Alabama) dated March 6, 1990 (Incorporated herein by reference from Exhibit 10.44 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

         10.10 Ordinance No. 50-76 (Montgomery, Alabama) (Incorporated herein by reference from Exhibit 10.45 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

         10.11 Ordinance No. 9-90 (Montgomery, Alabama) dated January 16, 1990 (Incorporated herein by reference from Exhibit 10.45.1 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

         10.12 Resolution No. 58-95 (Montgomery, Alabama) dated April 6, 1995 (Incorporated herein by reference from Exhibit 10.46 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

         10.13 Resolution No. 97-22 (Panama City Beach, Florida) dated December 3, 1997 (Incorporated herein by reference from Exhibit 10.49 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

         10.14 Ordinance No. 5999 (Augusta, Georgia) dated January 20, 1998 (Incorporated herein by reference from Exhibit 10.53 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997).

         10.15 Ordinance No. 1723 (Panama City, Florida) dated March 10, 1998 (Incorporated herein by reference from Exhibit 10.54 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997).

         10.16 Franchise Agreement (Charleston County, South Carolina) dated December 15, 1998 (Incorporated herein by reference from Exhibit 10.31 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

         10.17 Ordinance No. 1998-47 (North Charleston, South Carolina) dated May 28, 1998 (Incorporated herein by reference from Exhibit
                  10.32 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

         10.18 Ordinance No. 1998-77 (Charleston, South Carolina) dated April 28, 1998 (Incorporated herein by reference from Exhibit 10.33 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

         10.19 Ordinance No. 98-5 (Columbia County, Georgia) dated August18, 1998 (Incorporated herein by reference from Exhibit 10.34 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

         10.20 Network Access Agreement dated July 1, 1998 between SCANA Communications, Inc., f/k/a MPX Systems, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit
                  10.36 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

         10.21    Internet Access Contract dated September 1, 1998 between
                  ITC DeltaCom, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 10.37 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

         10.22 Collocation Agreement for Multiple Sites dated on or about June 1998 between Interstate FiberNet, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit
                  10.38 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

         10.23 Lease Agreement dated October 12, 1998 between Southern Company Services, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 10.39 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

         10.24 Facilities Transfer Agreement dated February 11, 1998 between South Carolina Electric and Gas Company and KNOLOGY Holdings, Inc., d/b/a KNOLOGY of Charleston (Incorporated herein by reference from Exhibit 10.40 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31,
                  1998).

         10.25 License Agreement dated March 3, 1998 between BellSouth Telecommunications, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 10.41 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

         10.26 Pole Attachment Agreement dated February 18, 1998 between KNOLOGY Holdings, Inc. and Georgia Power Company (Incorporated herein by reference from Exhibit 10.44 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

         10.27 Assignment Agreement dated March 4, 1998 between Gulf Power Company and KNOLOGY of Panama City, Inc. (Incorporated herein by reference from Exhibit 10.46 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

         10.28 Adoption Agreements dated March 1, 1999 between KNOLOGY Holdings, Inc. and BellSouth Telecommunications, Inc. (Incorporated herein by reference from Exhibit 10.47 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

         10.29 Carrier Services Agreement dated September 30, 1998 between Business Telecom, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 10.50 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

         10.30 Reseller Services Agreement dated September 9, 1998 between Business Telecom, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 10.51 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

         10.31 Private Line Services Agreement dated September 10, 1998 between BTI Communications Corporation and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 10.52 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

         10.32 Credit Facility Agreement between First Union National Bank, First Union Capital Markets Corp. and KNOLOGY Holdings, Inc. dated December 22, 1998 (Incorporated herein by reference from Exhibit 10.53 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31,
                  1998).

         10.33 Registration Rights Agreement, dated October 22, 1997, between KNOLOGY Holdings, Inc., the Placement Agents and SCANA Communications, Inc. (Incorporated herein by reference from Exhibit 4.2 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

         10.34 Right of First Refusal and Option Agreement, dated November 19, 1999 by and between KNOLOGY of Columbus, Inc. and ITC Service Company, Inc. (Incorporated herein by reference from Exhibit 10.60 to KNOLOGY, Inc.'s Registration Statement on Form S-1 (File No. 333-89179)).

         10.35 Joint Ownership Agreement dated as of December 8, 1998, among ITC Service Company, Powertel, Inc., ITC-DeltaCom Communications, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 10.48 to KNOLOGY, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

         10.36 On/Line Operating and License Agreement dated March 18, 1998 between KNOLOGY Holdings, Inc. and CableDate, Inc. (Incorporated herein by reference from Exhibit 10.49 to KNOLOGY, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

         10.37 Dedicated Capacity Agreement between ITC-DeltaCom and KNOLOGY, Inc. dated August 22, 1997. (Incorporated herein by reference from Exhibit 10.50 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

         10.38 Agreement for Telecommunications Services dated April 28, 1999 between ITC-DeltaCom Communications, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 10.51 to KNOLOGY, Inc.'s Annual Report on
                  Form 10-K for the year ended December 31, 1999).

         10.39 Amendment to Master Capacity Lease dated November 1, 1999 between Interstate Fibernet, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 10.52 to KNOLOGY, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

         10.40 Duct Sharing Agreement dated July 27, 1999, between KNOLOGY Holdings, Inc. and Interstate Fiber Network. (Incorporated herein by reference from Exhibit 10.53 to KNOLOGY, Inc.'s Annual Report on Form 10-K for the year ended December 31,
                  1999).

         10.41 Assumption of Lease Agreement dated November 9, 1999 between KNOLOGY Holdings, Inc., ITC Holding Company, Inc. and J. Smith Lanier II. (Incorporated herein by reference from Exhibit 10.54 to KNOLOGY, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999).

         10.42 Assumption of Lease Agreement dated November 9, 1999 among KNOLOGY Holdings, Inc., ITC Holding Company, Inc. and Midtown Realty, Inc. (Incorporated herein by reference from Exhibit 10.55 to KNOLOGY, Inc.'s Annual Report on
                  Form 10-K for the year ended December 31, 1999).

         27.1 Financial Data Schedule for year ended 1999 (for SEC use only).

(b)      REPORTS ON FORM 8-K.

         None

(c)      EXHIBITS

         We hereby file as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

(d)      FINANCIAL STATEMENT SCHEDULE

         The following financial statement schedule is filed herewith:

         Schedule II--Valuation and Qualifying Accounts

         Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in our Consolidated Financial Statements or notes thereto.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 27th day of March, 2000.


                                    KNOLOGY HOLDINGS, INC.


                                    By: /s/ RODGER L. JOHNSON
                                       -------------------------------------
                                       Rodger L. Johnson
                                       President and Chief Executive Officer

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

Signature                                   Title                                                Date
---------                                   -----                                                ----

 /s/ Campbell B. Lanier, III                Chairman of the Board and Director                   March 27, 2000
--------------------------------------
Campbell B. Lanier, III


 /s/ Rodger L. Johnson                      President, Chief Executive Officer                   March 27, 2000
--------------------------------------      and Director (Principal executive officer)
Rodger L. Johnson


 /s/ William H. Scott, III
--------------------------------------      Director                                             March 27, 2000
William H. Scott, III



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS






KNOLOGY Holdings, Inc.

Report of Independent Public Accountants.........................................................................       F-1

Consolidated Balance Sheets as of December 31, 1998 and 1999.....................................................       F-2

Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999.......................       F-3

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss for the Years Ended
December 31, 1997, 1998 and 1999.................................................................................       F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999.......................       F-5

Notes to Consolidated Financial Statements.......................................................................       F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To KNOLOGY Holdings, Inc.:

    We have audited the accompanying consolidated balance sheets of KNOLOGY Holdings, Inc. (a Delaware corporation) AND SUBSIDIARIES as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of KNOLOGY Holdings, Inc. and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 25, 2000

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                    December 31,
                                                                         ---------------------------------
                                                                              1998                1999
                                                                         -------------       -------------
                              ASSETS
CURRENT ASSETS:
 Cash and cash equivalents ........................................      $   4,859,508       $   6,249,756
 Marketable securities ............................................         66,231,397           6,069,461
 Accounts receivable, net of allowance for doubtful accounts of $393,766 and $579,694 at December 31, 1998 and 1999,
   respectively ...................................................          5,108,491           5,514,724
 Accounts receivable-- affiliates .................................          6,785,691          18,334,038
 Prepaid expenses .................................................            430,811             750,246
                                                                         -------------       -------------
       Total current assets .......................................         83,415,898          36,918,225
                                                                         -------------       -------------
PROPERTY, PLANT, AND EQUIPMENT:
 System and installation equipment ................................        153,878,352         238,936,010
 Test and office equipment ........................................          5,784,363          10,768,414
 Automobiles and trucks ...........................................          2,952,912           4,278,397
 Production equipment .............................................            857,028             869,264
 Land .............................................................          2,449,269           2,449,269
 Buildings ........................................................         10,239,696          12,069,972
 Inventory ........................................................         32,142,503          21,460,113
 Leasehold improvements ...........................................            599,441             758,789
                                                                         -------------       -------------
                                                                           208,903,564         291,590,228
 Less accumulated depreciation and amortization ...................        (13,406,947)        (35,291,868)
                                                                         -------------       -------------
       Property, plant, and equipment, net ........................        195,496,617         256,298,360
                                                                         -------------       -------------
OTHER LONG-TERM ASSETS:
 Intangible and other assets, net .................................         43,872,260          31,389,069
 Deferred issuance costs, net .....................................          8,733,803           7,878,034
 Investments ......................................................            825,072           1,412,064
 Other ............................................................            207,000             136,696
                                                                         -------------       -------------
       Total assets ...............................................      $ 332,550,650       $ 334,032,448
                                                                         =============       =============
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
 Current portion of notes payable .................................      $      12,174       $      12,174
 Accounts payable .................................................         17,140,226          13,395,068
 Accrued liabilities ..............................................         11,441,978           5,587,863
 Advances from parent .............................................                  0          14,975,753
 Unearned revenue .................................................          2,116,083           2,624,308
                                                                         -------------       -------------
       Total current liabilities ..................................         30,710,461          36,595,166
NONCURRENT LIABILITIES:
 Notes payable ....................................................            122,070          19,110,520
 Accrued interest payable .........................................         21,036,541          41,082,791
 Bonds payable, net of discount ...................................        263,206,292         278,150,754
                                                                         -------------       -------------
       Total liabilities ..........................................        315,075,364         374,939,231
                                                                         -------------       -------------
COMMITMENTS AND CONTINGENCIES (NOTE 5) ............................
                                                                         -------------       -------------
WARRANTS (NOTE 3) .................................................          2,486,960                   0
                                                                         -------------       -------------
STOCKHOLDERS' EQUITY (DEFICIT):
 Convertible preferred stock, $.01 par value per share; 100,000 shares authorized, 49,851 and 50,604 shares issued
    and outstanding at December 31, 1998 and 1999, respectively ...                499                 507
 Common stock, $.01 par value per share; 16,000,000 shares
    authorized, 394 and 619 shares issued and outstanding at
    December 31, 1998 and 1999, respectively ......................                  4                   6
 Additional paid-in capital .......................................         64,864,366          69,277,784
 Accumulated deficit ..............................................        (49,878,931)       (110,154,381)
 Unrealized gains (losses) ........................................              2,388             (30,699)
                                                                         -------------       -------------
       Total stockholders' equity (deficit).......................         14,988,326         (40,906,783)
                                                                         -------------       -------------

       Total liabilities and stockholders' equity (deficit)........      $ 332,550,650       $ 334,032,448
                                                                         =============       =============



              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Year Ended December 31,
                                                      --------------------------------------------------
                                                           1997               1998              1999
                                                      ------------       ------------       ------------
OPERATING REVENUES:
  Telephone ....................................      $     16,489       $  3,289,660       $  8,158,101
  Video ........................................        10,319,492         22,193,992         33,991,141
  Internet services and other ..................            19,087            286,775          2,781,368
                                                      ------------       ------------       ------------
        Total operating revenues ...............        10,355,068         25,770,427         44,930,610
                                                      ------------       ------------       ------------
OPERATING EXPENSES:
  Cost of services .............................         4,758,730         11,854,733         21,359,541
  Selling, operations, and administrative ......         7,392,540         25,393,015         37,229,344
  Depreciation and amortization ................         3,715,184         12,367,374         35,323,992
                                                      ------------       ------------       ------------
        Total operating expenses ...............        15,866,454         49,615,122         93,912,877
                                                      ------------       ------------       ------------
OPERATING LOSS .................................        (5,511,386)       (23,844,695)       (48,982,267)
                                                      ------------       ------------       ------------
OTHER INCOME (EXPENSE):
  Interest income ..............................         2,774,909          9,639,050          1,478,998
  Interest expense .............................        (6,226,023)       (28,676,035)       (33,452,189)
  Other (expense) income, net ..................          (129,033)           202,094            (39,720)
                                                      ------------       ------------       ------------
        Total other expense ....................        (3,580,147)       (18,834,891)       (32,012,911)
                                                      ------------       ------------       ------------
LOSS BEFORE INCOME TAXES AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE .....        (9,091,533)       (42,679,586)       (80,995,178)
INCOME TAX BENEFIT .............................                 0          6,785,691         20,719,728
                                                      ------------       ------------       ------------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE ......................        (9,091,533)       (35,893,895)       (60,275,450)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE (NOTE 2) ...........................                 0           (582,541)                 0
                                                      ------------       ------------       ------------

NET LOSS .......................................      $ (9,091,533)      $(36,476,436)      $(60,275,450)
                                                      ============       ============       ============

BASIC AND DILUTED NET LOSS PER SHARE ...........      $      (2.10)      $      (4.87)      $      (8.06)
                                                      ============       ============       ============
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING ...........................         4,325,250          7,488,450          7,477,800
                                                      ============       ============       ============



              The accompanying notes are an integral part of these
                            consolidated statements.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             AND COMPREHENSIVE LOSS

                                               Preferred Stock                    Common Stock              Additional
                                        ------------------------------    ----------------------------        Paid-in
                                           Shares            Amount          Shares          Amount           Capital
                                        -------------    -------------    -------------   -------------    -------------
BALANCE, December 31, 1996 ..........          17,092    $         171                0   $           0    $  18,509,218
Comprehensive Loss:
  Net loss ..........................               0                0                0               0                0
  Unrealized loss on marketable
    securities ......................               0                0                0               0                0

        Comprehensive Loss ..........

Issuance of preferred stock, net of
    related offering expenses of
    $99,677 .........................          30,408              304                0               0       42,824,019
Purchase of Beach Cable .............           2,485               25                0               0        3,727,475
                                        -------------    -------------    -------------   -------------    -------------
BALANCE, December 31, 1997 ..........          49,985              500                0               0       65,060,712
Comprehensive Loss:
  Net loss ..........................               0                0                0               0                0
  Unrealized gain on marketable
    securities ......................               0                0                0               0                0

        Comprehensive Loss ..........

Issuance of common stock under option
  plan ..............................               0                0              394               4            3,148
Beach Cable purchase price
     adjustment .....................            (134)              (1)               0               0         (199,494)
                                        -------------    -------------    -------------   -------------    -------------
BALANCE, December 31, 1998 ..........          49,851              499              394               4       64,864,366

Comprehensive Loss:
  Net loss ..........................               0                0                0               0                0
  Unrealized loss on marketable
    securities ......................               0                0                0               0                0

        Comprehensive Loss ..........

Exercise of SCANA warrants ..........             753                8                0               0        1,924,660
Reclass of bond warrants to parent
  company ...........................               0                0                0               0        2,486,960

Stock options exercised .............               0                0              225               2            1,798
                                        -------------    -------------    -------------   -------------    -------------

BALANCE, December 31, 1999 ..........          50,604    $         507              619   $           6       69,277,784
                                        =============    =============    =============   =============    =============

                                                          Unrealized          Total
                                         Accumulated        Gains          Stockholders'
                                            Deficit        (Losses)       Equity (Deficit)
                                        -------------    -------------    ----------------
BALANCE, December 31, 1996 ..........   $  (4,310,962)   $           0    $  14,198,427
Comprehensive Loss:
  Net loss ..........................      (9,091,533)               0       (9,091,533)
  Unrealized loss on marketable
    securities ......................               0          (20,763)         (20,763)
                                                                          -------------
        Comprehensive Loss ..........                                        (9,112,296)
                                                                          -------------
Issuance of preferred stock, net of
    related offering expenses of
    $99,677 .........................               0                0       42,824,323
Purchase of Beach Cable .............               0                0        3,727,500
                                        -------------    -------------    -------------
BALANCE, December 31, 1997 ..........     (13,402,495)         (20,763)      51,637,954
Comprehensive Loss:
  Net loss ..........................     (36,476,436)               0      (36,476,436)
  Unrealized gain on marketable
    securities ......................               0           23,151           23,151
                                                                          -------------
        Comprehensive Loss ..........                                       (36,453,285)
                                                                          -------------
Issuance of common stock under option
    plan.............................               0                0            3,152
Beach Cable purchase price
    adjustment .......................              0                0         (199,495)
                                        -------------    -------------    -------------
BALANCE, December 31, 1998 ..........     (49,878,931)           2,388       14,988,326

Comprehensive Loss:
  Net loss ..........................     (60,275,450)               0      (60,275,450)
  Unrealized loss on marketable
    securities ......................               0          (33,087)         (33,087)
                                                                          -------------
        Comprehensive Loss ..........                                       (60,308,537)
                                                                          -------------
Exercise of SCANA warrants ..........               0                0        1,924,668
Reclass of bond warrants to parent
  company ...........................               0                0        2,486,960

Stock options exercised .............               0                0            1,800
                                        -------------    -------------    -------------

BALANCE, December 31, 1999 ..........   $(110,154,381)   $     (30,699)   $ (40,906,783)
                                        =============    =============    =============

              The accompanying notes are an integral part of these
                            consolidated statements.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Year Ended December 31,
                                                                     -----------------------------------------------------
                                                                          1997                1998                1999
                                                                     -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .....................................................      $  (9,091,533)      $ (36,476,436)      $ (60,275,450)
                                                                     -------------       -------------       -------------
 Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
   Depreciation and amortization ..............................          3,715,184          12,367,374          35,323,992
   Amortization of bond discount ..............................          2,386,856          13,295,861          14,944,462
   Gain (loss) on disposition of assets .......................             23,464              61,559              (7,086)
   Cumulative effect of change in accounting
     principle ................................................                  0             582,541                   0
   Interest related to exercise of warrants ...................                  0                   0             795,168
   Changes in operating assets and liabilities:
     Accounts receivable ......................................           (721,396)        (10,286,323)         (5,855,649)
     Prepaid expenses .........................................            244,199            (393,750)           (319,435)
     Accounts payable .........................................          4,302,245          10,870,147          (3,745,158)
     Accrued liabilities and interest .........................            163,317          27,638,789          14,192,135
     Unearned revenue .........................................            243,007           1,209,035             508,225
     Other ....................................................              1,345                   0              37,217
                                                                     -------------       -------------       -------------
       Total adjustments ......................................         10,358,221          55,345,233          55,873,871
                                                                     -------------       -------------       -------------
       Net cash provided by (used in) operating
         activities ...........................................          1,266,688          18,868,797          (4,401,579)
                                                                     -------------       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures .........................................        (39,625,408)       (111,272,219)        (82,967,869)
 Purchase of investments and acquisitions, net of
   cash acquired ..............................................                  0         (67,732,864)                  0
 Organizational cost expenditures .............................           (470,923)           (251,815)                  0
 Purchase of investments ......................................       (227,956,301)                  0                   0
 Proceeds from sale of investments ............................                  0         161,649,526          60,161,936
 Investment in ClearSource ....................................                  0            (825,072)           (586,992)
 Proceeds from sale of property ...............................             69,152              32,075              75,357
 Other ........................................................                  0            (246,182)            164,439
                                                                     -------------       -------------       -------------
       Net cash used in investing
         activities ...........................................       (267,983,480)        (18,646,551)        (23,153,129)
                                                                     -------------       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on debt and short-term borrowings .........        (29,903,385)            (11,654)            (11,550)
 Expenditures related to issuance of debt and credit
  facility ....................................................                  0          (1,498,817)            (51,616)
 Proceeds from the issuance of common stock ...................                  0               3,152               1,800
 Proceeds from the issuance of debt and short-term
  borrowings ..................................................        257,370,383                   0          19,000,000
 Proceeds from the issuance of preferred stock ................         42,824,323                   0                   0
 Proceeds from the exercise of warrants .......................          2,486,960                   0           1,129,500
 Advances from parent .........................................                  0                   0          14,975,753
 Advances to affiliate ........................................                  0                   0          (6,098,931)
                                                                     -------------       -------------       -------------
       Net cash provided by (used in) financing activities ....        272,778,281          (1,507,319)         28,944,956
                                                                     -------------       -------------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS ..................................................          6,061,489          (1,285,073)          1,390,248

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 YEAR .........................................................             83,092           6,144,581           4,859,508
                                                                     -------------       -------------       -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ......................      $   6,144,581       $   4,859,508       $   6,249,756
                                                                     =============       =============       =============




SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the year for interest ...............      $  1,543,125       $     10,911      $    529,836
                                                             ============       ============      ============
 Cash received during the year for income taxes .......      $          0       $          0      $(10,010,346)
                                                             ============       ============      ============
 Detail of investments and acquisitions:
   Property, plant, and equipment .....................      $  4,756,005       $ 30,133,876      $          0
   Intangible assets ..................................         2,796,139         37,598,988                 0
   Liabilities Assumed ................................        (3,824,644)                 0                 0
   Common and/or Preferred Stock issued ...............        (3,727,500)                 0                 0
                                                             ------------       ------------      ------------
   Net cash paid for acquisitions .....................      $          0       $ 67,732,864      $          0
                                                             ============       ============      ============



              The accompanying notes are an integral part of these
                            consolidated statements.

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997, 1998, and 1999


1.  ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

ORGANIZATION

    KNOLOGY Holdings, Inc. (the "Company") was incorporated in Delaware in November 1995 under the name CyberNet Holding, Inc. In April 1997, the Company formally changed its name to KNOLOGY Holdings, Inc.

    In November 1999, the Company and its subsidiaries were reorganized, in which ITC Holding, Inc. ("ITC Holding") contributed its 85% interest (Note 7) in the Company to KNOLOGY, Inc. The minority stockholders exchanged the remaining 15% of the Company for shares in KNOLOGY, Inc. KNOLOGY, Inc., a wholly owned subsidiary of ITC Holding Company, Inc., was incorporated under the laws of the State of Delaware in September 1998. The purpose of incorporating KNOLOGY, Inc. was to enable ITC Holding to complete a reorganization (the "Reorganization") of certain of its wholly owned and majority owned subsidiaries. As a result of the Reorganization, the Company is now a wholly owned subsidiary of KNOLOGY, Inc.

NATURE OF BUSINESS

    The Company owns and operates advanced hybrid fiber-coaxial networks and provides residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, high-speed Internet access and broadband carrier services to various markets in the southeastern United States. The Company has experienced operating losses as a result of the expansion of the advanced broadband communications networks and services into new and existing markets. The Company expects to continue to focus on increasing its customer base and expanding its broadband operations. Accordingly, the Company expects that its operating expenses and capital expenditures will continue to increase as it extends its broadband communications networks in the existing and new markets in accordance with its business plan. While management expects its expansion plans to result in profitability, there can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability and/or positive cash flow.

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

MARKETABLE SECURITIES

    The Company's marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected as a net amount in a separate component of comprehensive income until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Securities available for sale at December 31, 1998 and 1999 are primarily comprised of commercial paper.

PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, commencing when the asset is installed or placed in service. Maintenance, repairs, and renewals are charged to expense as incurred. The cost and accumulated depreciation of property and equipment disposed of are removed from the related accounts, and any gain or loss is included in or deducted from income. Depreciation and amortization are provided over the estimated useful lives as follows:

                                            Years
                                            -----
         Buildings.....................       25
         System and installation
           equipment...................     7-10
         Production equipment..........        7
         Test and office equipment.....      3-7
         Automobiles and trucks........        5
         Leasehold improvements........        5

    Inventories are valued at the lower of cost or market (determined on a weighted average basis) and include customer premise equipment and certain plant construction materials. These items are transferred to system and installation equipment when installed.

    Interest is capitalized in connection with the construction of the Company's broadband networks. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Approximately $2,469,000 and $3,040,000 of interest cost was capitalized in 1998 and 1999, respectively.

INTANGIBLE ASSETS

     Intangible assets include the excess of the purchase price of acquisitions over the fair value of net assets acquired as well as various other acquired intangible assets. Intangible assets and the related useful lives and accumulated amortization at December 31, 1998 and 1999 are as follows:

                                                                   Amortization
                                                                      Period
                                            1998         1999         (Years)
                                        -----------  ------------  -------------
         Goodwill...................    $10,914,834  $ 10,914,834     10-40
         Subscriber base............     34,863,072    34,429,332         3
         Noncompete agreement.......      1,500,000     1,500,000         3
         Other......................        102,979       405,202     10-15
                                        -----------  ------------
                                         47,380,885    47,249,368
         Less accumulated amortization    3,508,625    15,860,299
                                        -----------  ------------
         Intangibles, net...........    $43,872,260  $ 31,389,069
                                        ===========  ============

    During 1998, the Company adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires that all nongovernmental entities expense costs of start-up activities, including pre-operating, preopening, and organization activities, as the costs are incurred. Adoption of this statement resulted in a cumulative effect of change in accounting principle of $582,541.

DEFERRED ISSUANCE COSTS

    Deferred issuance costs include costs associated with the issuance of debt and the consummation of a credit facility (Note 3). Deferred issuance costs and the related useful lives and accumulated amortization at December 31, 1998 and 1999 are as follows:

                                                                                         Amortization
                                                                                            Period
                                                      1998              1999                (Years)
                                                  -----------       -----------          -------------
         Deferred issuance costs ...........      $ 9,382,124       $ 9,433,742              4-10

         Accumulated amortization ..........         (648,321)       (1,555,708)
                                                  -----------       -----------
         Deferred issuance costs, net ......      $ 8,733,803       $ 7,878,034
                                                  ===========       ===========

LONG-LIVED ASSETS

    In 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and cost in excess of net assets acquired related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of adopting SFAS No. 121 was not material to the Company's consolidated financial statements.

    The Company reviews its long-lived assets such as property and equipment, goodwill, and other intangible assets for impairment at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset should be assessed. Management evaluates the tangible and intangible assets related to each acquisition individually to determine whether an impairment has occurred. An impairment is recognized when the undiscounted future cash flows estimated to be generated by the assets are not sufficient to recover the unamortized balance of the asset. Estimates of future cash flows are based on many factors, including current operating results, expected market trends, and competitive influences. If an impairment has occurred, a loss equal to the difference between the carrying value of the asset and its fair value is recognized. The resulting reduced carrying amount of the asset is accounted for as its new cost and depreciated over the asset's remaining useful life. Management believes that the long-lived assets in the accompanying consolidated balance sheets are appropriately valued.

INVESTMENTS

    Investments and equity ownership in associated companies consisted of the following at December 31, 1998 and 1999:

                                                                  1998            1999
                                                              ----------      ----------
         Nonmarketable investments, at cost:
            ClearSource common and preferred stock,
               333,444 and 544,554 shares in
               1998 and 1999, respectively ...............    $  825,072      $1,412,064
                                                              ----------      ----------

     At December 31, 1999, the Company, through its wholly-owned subsidiaries, owned approximately 18% of ClearSource, Inc. ("ClearSource"). ClearSource was formed during 1998 to build and operate advanced broadband networks offering a bundle of communications services to residential and business customers. The Company's investment in ClearSource is accounted for under the cost method of accounting.

REVENUE RECOGNITION

     The Company's revenues are recognized when services are provided, regardless of the period in which they are billed. Fees billed in advance are included in the accompanying consolidated balance sheets as unearned revenue and are deferred until the month the service is provided.

ADVERTISING COSTS

     The Company expenses all advertising costs as incurred. Approximately $158,000, $576,000, and $1,298,000 of advertising expense are recorded in the Company's consolidated statements of operations for the years ended December 31, 1997, 1998, and 1999, respectively.

INSTALLATION FEES

    The Company recognizes installation revenue when the customer is initially billed for the connection of services as the installation direct costs exceed installation revenue on a per customer basis.

SOURCES OF SUPPLIES

    The Company purchases customer premise equipment and plant materials from outside vendors. Although numerous suppliers market and sell customer premise equipment and plant materials, the Company currently purchases each customer premise component from a single vendor and has several suppliers for plant materials. If the suppliers are unable to meet the Company's needs as it continues to build out its network infrastructure, then delays and increased costs in the expansion of the Company's network could result, which would adversely affect operating results.

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

    Effective August 1998, the Company was included in the consolidated federal income tax return of ITC Holding. The Company and its subsidiaries file separate state income tax returns. Under a tax sharing arrangement, the Company recorded an income tax benefit of $6,785,691 and $20,719,728 and an affiliate receivable in the amount of $6,785,691 and $12,205,546 at December 31, 1998 and 1999, respectively, for the utilization of net operating losses included in the consolidated tax return of ITC Holding. For the period from January 1, 1998 to July 31, 1998, the Company filed a separate federal income tax return.

COMPREHENSIVE LOSS

    In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The Company has chosen to disclose comprehensive loss, which consists of net loss and unrealized gains (losses) on marketable securities, in the consolidated statements of stockholders' equity (deficit) and comprehensive loss. Prior years have been restated to conform to the SFAS No. 130 requirements.

NET LOSS PER SHARE

    In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." That statement requires the disclosure of basic and diluted net loss per share. Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. As the Company has no significant common stock outstanding, the convertible preferred stock is assumed to be converted for purposes of this calculation. Diluted net loss per share gives effect to all potentially dilutive securities. The Company did not have any potentially dilutive securities during the period presented.

3.  LONG-TERM DEBT

    Long-term debt at December 31, 1998 and 1999 consists of the following:

                                                                            1998             1999
                                                                       ------------      ------------
         Senior Discount Notes, with a face value of
           $444,100,000, bearing interest at 11.875%
           beginning October 15, 2002, payable semiannually
           beginning April 15, 2003 with principal and any unpaid
           interest due October 15, 2007 ............................    $263,206,292      $278,150,754
         Senior secured credit facility, at a rate of
           LIBOR plus 2.5%, interest payable quarterly with
           principal and any unpaid interest due November 15, 2002...               0        19,000,000
         Capitalized lease obligation, at a rate of 10%,
           payable in quarterly installments of $6,304 through
           December 2006, secured ...................................         134,244           122,694
                                                                         ------------      ------------
                                                                          263,340,536       297,273,448
         Less current maturities ....................................          12,174            12,174
                                                                         ------------      ------------
                                                                         $263,328,362      $297,261,274
                                                                         ============      ============


    Following are maturities of long-term debt for each of the next five years as of December 31, 1999:

                    2000...........   $      12,174
                    2001...........          16,098
                    2002...........      19,016,374
                    2003...........          18,074
                    2004...........          19,950
                    Thereafter.....     444,140,024
                                      -------------
                      Total........   $ 463,222,694
                                      =============


    The fair value of the Senior Discount Notes at December 31, 1999 was estimated to be approximately $297,547,000, based on the closing bond price at year-end.

    On December 22, 1998, the Company entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp., which may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At the Company's option, interest will accrue based on either the Alternate Base Rate plus applicable margin or the LIBOR rate plus applicable margin as defined. Obligations under the credit facility will be secured by substantially all tangible and intangible assets of the Company and its current and future subsidiaries. The credit facility includes a number of covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries and their present and future subsidiaries to incur debt, create liens, pay dividends, make distributions or stock repurchases, make certain investments, engage in transactions with affiliates, sell assets, and engage in certain mergers and acquisitions. The credit facility also includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis. The credit facility allows the Company to borrow up to five times certain individual subsidiary's "consolidated adjusted cash flow" as defined in the credit facility. In connection with the initiation of the revolving credit facility, the Company incurred approximately $1,256,000 in related costs which are being amortized on a straight-line basis over the five-year term.

    In the fourth quarter of 1997, the Company issued units consisting of senior discount notes due in 2007 and warrants (the "Bond Warrants") to purchase Preferred Stock for gross proceeds of approximately $250 million. The notes were offered at a substantial discount from face value, with no interest payable for the first five years. Approximately $2.5 million of the gross proceeds has been allocated to the warrants. Each warrant allows the holder to purchase .003734 shares of the Company's preferred stock. The Company incurred approximately $7.9 million in costs to issue the senior discount notes. These costs are being amortized at an effective rate over the life of the notes. The indenture relating to the notes contains certain covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets, and engage in mergers and consolidations. The proceeds from the offering of the units have been, and will be, used to repay certain indebtedness of the Company, to fund expansion of the Company's business, and for additional working capital and general corporate purposes.

    In connection with the Reorganization (Note 1), the Company's warrant holders elected to exchange the Bond Warrants of the Company for warrants in KNOLOGY, Inc.'s preferred stock. The Company's Bond Warrants were subsequently cancelled.

    On June 2, 1997, the Company borrowed $3 million under a promissory note from SCANA Communications, Inc. ("SCANA") at 12% interest with an original maturity of June 30, 1997. In July 1997, and again in September 1997, the Company and SCANA amended the promissory note agreement to increase the borrowings to $10 million and to extend the maturity date until January 1, 1998. On September 29, 1997, the Company borrowed an additional $1 million at 12% interest under an oral agreement with SCANA with similar terms. In October 1999, the Company issued to SCANA warrants to purchase 753 shares of the Company's preferred stock in connection with these loans. SCANA exercised these warrants in November 1999. The weighted average exercise price of the warrant was $1,500 per share of preferred stock. The Company received net proceeds of $1.1 million and recorded the fair value of the warrants, as determined by the Black-Scholes option pricing model, of $1.9 million to additional paid in capital. Related interest expense of $0.8 million was recorded in the accompanying consolidated statements of operations. SCANA elected to exchange its 753 shares of KNOLOGY Holdings preferred stock for 451,800 shares of KNOLOGY, Inc. preferred stock in connection with the Reorganization (Note 1).

4.  OPERATING LEASES

    The Company leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

    Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999 are as follows:

         2000................................    $ 429,618
         2001................................      222,264
         2002................................      149,725
         2003................................      134,044
         2004................................      134,044
         Thereafter..........................      457,747
                                                ----------
             Total minimum lease payments....   $1,527,442
                                                ==========


    Total rental expense for all operating leases was approximately $75,000, $181,000, and $213,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

5. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

    The Company has entered into contracts with various entities to provide programming. The Company pays a monthly fee as cost for the programming services, generally based on the number of average subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Certain contracts have minimum monthly fees. The Company estimates that it will pay approximately $18 million in programming fees under these contracts during 2000.

LEGAL PROCEEDINGS

    In the normal course of business, the Company is subject to various litigation; however, in management's opinion, there are no legal proceedings pending against the Company which would have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

6.  INCOME TAXES

    The benefit for income taxes from continuing operations consisted of the following for the years ended December 31, 1997, 1998 and 1999:

                                             1997               1998                1999
                                         ------------       ------------       ------------
         Current ..................      $          0        $ 6,785,691        $20,719,728
         Deferred .................         1,843,000          5,315,000          9,467,782
         Increase in valuation
            allowance .............        (1,843,000)        (5,315,000)        (9,467,782)
                                         ------------       ------------       ------------
         Income tax benefit .......      $          0       $  6,785,691        $20,719,728
                                         ============       ============       ============

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 1998 and 1999 are as follows:

                                                         1998              1999
                                                    ------------       ------------
         Deferred tax assets:
            Net operating loss
               carryforwards .................      $  8,923,583       $ 10,889,593
            Deferred bond interest ...........        12,919,184         26,117,681
            Other ............................         1,395,245            394,171
            Valuation allowance ..............       (14,588,371)       (24,056,153)
                                                    ------------       ------------
                     Total deferred tax
                          assets .............         8,649,641         13,345,292
         Deferred tax liabilities:
            Depreciation and amortization ....         8,649,641         13,345,292
                                                    ------------       ------------
         Net deferred income taxes ...........      $          0       $          0
                                                    ============       ============

     The Company has available, at December 31, 1999, unused net operating loss carryforwards of approximately $85,140,510 expiring in various years from 2005 to 2019, unless utilized. Management has recorded a total valuation allowance of $24,056,153 in 1999 on these operating loss carryforwards, the majority of which contain limitations on utilization.

    A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 1997, 1998, and 1999 is as follows:

                                                       1997             1998          1999
                                                      --------        --------      --------
         Income tax benefit at
           statutory rate ....................            34%             34%            34%
         State income taxes, net of federal
           benefit ...........................             4               5              3
         Other ...............................            (4)             12              0
         Increase in valuation allowance .....           (34)            (35)           (12)
                                                    --------        --------       --------
             Income Tax Benefit...............             0%             16%            25%
                                                    ========        ========       ========

7.  EQUITY INTERESTS

CAPITAL TRANSACTIONS

    The Company has authorized 16,000,000 shares of $.01 par value common stock and 100,000 shares of $.01 par value convertible preferred stock at December 31, 1999. In February 1998, the Company completed a 150-for-1 stock split of the Company's common stock, par value $.01 per share, which was effected in the form of a stock dividend of new shares of common stock. In connection with the stock split, the Company increased the number of shares of authorized common stock from 200,000 to 16,000,000 and changed the conversion ratio between the common stock and the preferred stock from 1 to 1 to a ratio of 150 to 1.

    In August 1999, the Company issued 225 shares of common stock, valued at $8 per share, to two employees under the Company's 1995 stock option plan. In May 1998, the Company issued 394 shares of common stock, valued at $8 per share, to an employee under the Company's 1995 stock option plan. In February 1997, the Company offered and accepted 8,960 shares of preferred stock for subscription at $1,200 per share. Additionally, in October 1997, the Company offered and accepted 21,448 shares of preferred stock for subscription at $1,500 per share. In December 1997, in conjunction with the acquisition of KNOLOGY of Panama City, Inc., the Company issued 2,485 shares of preferred stock valued at $1,500 per share. During 1998, 134 shares of preferred stock issued in connection with the acquisition was returned to the Company as part of a purchase price adjustment. The amount of the consideration paid in excess of the par value, net of expenses incurred in connection with each issuance, is included in additional paid-in capital on the accompanying balance sheets. Each share of convertible preferred stock is automatically convertible into common stock on a 150-for-1 basis at the earlier of either the effective date of a public offering of common stock by the Company or on December 8, 2005. In the event of liquidation of the Company, whether voluntary or involuntary, the holders of convertible preferred stock are entitled to receive preferential distributions of $1,000, $1,200, or $1,500 per share (depending on when the stock was issued) before any distributions to common stockholders. The holders of the preferred stock are not entitled to any other preferences, including dividends.

STOCK OPTION PLAN

     In November 1999, Knology, Inc. assumed the Company's 1995 stock option plan.

8.  RELATED-PARTY TRANSACTIONS

    ITC Holding occasionally provides certain administrative services, such as legal and tax planning services, for the Company. The costs of these services are charged to the Company based primarily on the salaries and related expenses for certain of the ITC Holding executives and an estimate of their time spent on projects specific to the Company. For the years ended December 31, 1997, 1998, and 1999, the Company recorded approximately $31,000, $102,000, and $29,000, respectively, in selling, operations, and administrative expenses related to these services. In the opinion of management, amounts charged to the Company are consistent with costs that would be incurred from third party providers.

    Certain of ITC Holding's affiliates provide the Company with various services and/or receive services provided by the Company. These entities include InterCall, Inc., which provides conference calling services. In addition, the Company receives services from ITC DeltaCom, Inc., an affiliate of ITC Holding which provides wholesale long-distance and related services and which leases capacity on certain of its fiber routes. ITC Holding also holds equity investments in the following entities which do business with the Company:
Powertel, Inc., which provides cellular services, and MindSpring Enterprises, Inc., which is a national provider of Internet access. In management's opinion, the Company's transactions with these affiliated entities are representative of arm's-length transactions.

    For the years ended December 31, 1997, 1998, and 1999, the Company received services from these affiliated entities in the amounts of approximately $247,000 $1,681,000 and $1,984,000, respectively, which are reflected in cost of services and selling, operations, and administrative expenses in the Company's consolidated statements of operations.

    The Company also provides switching, programming, and other services for various affiliated companies on a contracted or time and materials basis. Total amounts paid by the affiliated companies for these services approximated $322,000 for the year ended December 31, 1999 and are reflected in operating revenues in the Company's consolidated statements of operations.

    During 1998 and 1999, the Company leased office space to ITC DeltaCom, Inc. and Powertel, Inc. Approximately $234,000 and $152,000 of lease income related to these transactions is recorded as other income in the Company's consolidated statements of operations for the years ended December 31, 1998 and 1999, respectively.

    Relatives of the stockholders of ITC Holding are stockholders and employees of the Company's insurance provider. The costs charged to the Company for insurance services were approximately $134,000, $386,000, and $977,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

9.  BUSINESS ACQUISITIONS

CABLE ALABAMA ACQUISITION

         On October 30, 1998, the Company acquired substantially all of the assets of Cable Alabama Corporation ("Cable Alabama") for approximately $60,733,000 in cash and also purchased for $5,000,000 in cash certain real property located in Huntsville, Alabama. Cable Alabama owned and operated a cable television system serving the Huntsville, Alabama area. The Company plans to upgrade the existing Cable Alabama plant to provide local and long-distance telephone service and high-speed Internet access services. The acquisition has been accounted for under the purchase method of accounting.

TTE, INC. ACQUISITION

    On June 1, 1998, the Company acquired TTE, Inc., a non-facilities based reseller of local, long distance, and operator services to small and medium-sized business customers throughout South Carolina, for a purchase price of $1.3 million. The acquisition has been accounted for under the purchase method of accounting.

UNAUDITED PRO FORMA RESULTS OF OPERATIONS

    The assets of TTE, Inc. and Cable Alabama have been included in the Company's consolidated financial statements effective June 1, 1998 and September 1, 1998, respectively. The following unaudited pro forma results of operations for the year ended December 31, 1998 assume that the acquisitions occurred on January 1, 1998. The unaudited pro forma information is presented for informational purposes only and may not be indicative of the actual results of operations had the acquisitions occurred on the assumed date, nor is the information necessarily indicative of future results of operations.

                                                               1998
                                                            ------------
         Operating revenues ..........................      $ 35,987,109
         Loss before extraordinary items .............       (45,959,350)
         Net loss.....................................       (46,541,891)
         Net loss per share (a) ......................             (6.22)


(a) Loss per share is computed using 7,488,450 as the number of shares outstanding in 1998.

10. SEGMENT INFORMATION

    Effective January 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. Management has identified the reportable segments based on broadband services offered.

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

    The Company owns and operates advanced hybrid fiber-coaxial networks and provides residential and business customers broadband communications services, including video analog and digital cable television and local and long-distance telephone. Internet services include high-speed Internet access via cable modems, local transport services, such as local Internet transport, special access, local private line, and local exchange transport services.

                                                                         INTERNET SERVICES
                                           VIDEO          TELEPHONE          AND OTHER
                                        -----------      -----------     -----------------
         1997
         Operating revenues ......      $10,319,494      $    16,489       $    19,087
         Cost of services ........        4,671,762           51,516            35,452
                                        -----------      -----------       -----------
         Gross margin ............      $ 5,647,732      $   (35,027)      $   (16,365)
                                        ===========      ===========       ===========
         1998
         Operating revenues ......      $22,193,992      $ 3,289,660       $   286,775
         Cost of services ........        9,150,974        2,603,044           100,715
                                        -----------      -----------       -----------
         Gross margin ............      $13,043,018      $   686,616       $   186,060
                                        ===========      ===========       ===========
         1999
         Operating revenues ......      $33,991,141      $ 8,158,101       $ 2,781,368
         Cost of services ........       14,527,771        6,534,910           296,860
                                        -----------      -----------       -----------
         Gross margin ............      $19,463,370      $ 1,623,191       $ 2,484,508
                                        ===========      ===========       ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


         We have audited in accordance with generally accepted auditing standards, the financial statements of KNOLOGY Holdings, Inc. included in this Annual Report on Form 10-K and have issued our report thereon dated February 25, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II--Valuation and Qualifying Accounts ("Schedule II") is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 25, 2000

                                   SCHEDULE II

                     KNOLOGY HOLDINGS, INC. AND SUBSIDIARIES
                               (SUCCESSOR COMPANY)
                         AND KNOLOGY OF MONTGOMERY, INC.
                              (PREDECESSOR COMPANY)

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999





                                              YEAR              YEAR             YEAR
                                             ENDED              ENDED            ENDED
                                          DECEMBER 31,       DECEMBER 31,     DECEMBER 31,
                                              1997               1998            1999
                                          -----------       -----------       -----------
Allowance for doubtful accounts,
balance at beginning of year              $    23,342       $   108,528       $   393,766

Addition charged to cost and expense          367,527         1,303,372         1,144,505

Deductions                                   (282,341)       (1,018,134)         (958,577)
                                          -----------       -----------       -----------

Allowance for doubtful accounts,
balance at end of year                    $   108,528       $   393,766       $   579,694
                                          ===========       ===========       ===========


