Form 10-Q
period 2000-03-31
KNOLOGY BROADBAND INC
filed 2000-05-15
CIK 1048932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                        COMMISSION FILE NUMBER: 333-43339

                             KNOLOGY BROADBAND, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   58-2203141
---------------------------------------       ---------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

        KNOLOGY BROADBAND, INC.
        1241 O.G. SKINNER DRIVE
          WEST POINT, GEORGIA                              31833
---------------------------------------       ---------------------------------
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

                              Yes [X]*    No [ ]



         The aggregate market value of the voting stock held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant



         As of April 30, 1999, there were 2,476 shares of the registrant's Common Stock outstanding and 49,851 shares of the registrant's Preferred Stock outstanding.



         The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure format.

--------------
*The registrant does not have any class of equity registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 2000
                                      INDEX


PART I                     FINANCIAL INFORMATION                                                              PAGE

         ITEM 1            FINANCIAL STATEMENTS...............................................................   2
                           Consolidated Balance Sheets........................................................   2
                           Consolidated Statements of Operations..............................................   3
                           Consolidated Statement of Cash Flows...............................................   4
                           Notes to Consolidated Financial Statements.........................................   5

         ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS............................................................   7

         ITEM 3            QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.........................  10

PART II                    OTHER INFORMATION

         ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K...................................................  11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2000


                                                                               March 31,             December 31,
                                                                                 2000                     1999
                                                                             -------------           -------------
                                                                              (Unaudited)
                                   ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                              $      20,472           $   6,249,756
      Marketable securities                                                             --               6,069,461
      Affiliate receivable                                                      14,776,245              18,334,038
      Accounts receivable, net                                                   4,846,289               5,514,724
      Prepaid expenses and other                                                 1,130,476                 750,246
                                                                             -------------           -------------
               Total current assets                                             20,773,482              36,918,225

PROPERTY AND EQUIPMENT, net                                                    270,995,321             256,298,360

INVESTMENTS                                                                      1,417,064               1,412,064

INTANGIBLE AND OTHER ASSETS, net                                                35,937,563              39,267,103

OTHER                                                                              178,385                 136,696
                                                                             -------------           -------------
Total assets                                                                 $ 329,301,815           $ 334,032,448
                                                                             =============           =============


               LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
      Current portion of long-term debt                                      $      12,174           $      12,174
      Accounts payable                                                          14,420,190              13,395,068
      Advances from parent                                                      22,737,811              14,975,753
      Accrued liabilities                                                        4,450,153               5,587,863
      Unearned revenue                                                           2,876,071               2,624,308
                                                                             -------------           -------------
               Total current liabilities                                        44,496,399              36,595,166

NONCURRENT LIABILITIES:
      Long-term notes payable                                                   19,110,520              19,110,520
      Bonds payable, net of discount                                           328,586,684             319,233,545
                                                                             -------------           -------------
               Total noncurrent liabilities                                    347,697,204             338,344,065
                                                                             -------------           -------------
               Total liabilities                                               392,193,603             374,939,231

WARRANTS                                                                                --                      --

STOCKHOLDERS' (DEFICIT) EQUITY
      Convertible preferred stock                                                      499                     507
      Common Stock                                                                       6                       6
      Additional paid-in capital                                                69,277,792              69,277,784
      Accumulated deficit                                                     (132,170,085)           (110,154,381)
      Unrealized (loss) gain on marketable securities (Note 4)                          --                 (30,699)
                                                                             -------------           -------------
               Total stockholders' (deficit) equity                            (62,891,788)            (40,906,783)
                                                                             -------------           -------------
               Total liabilities and stockholders' (deficit) equity          $ 329,301,815           $ 334,032,448
                                                                             =============           =============


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                    March 31,
                                                           2000                   1999
                                                       ------------           ------------


OPERATING REVENUES                                     $ 13,293,597           $ 10,030,805
                                                       ------------           ------------

OPERATING EXPENSES:
       Cost of services                                   6,195,069              4,837,541
       Selling, operating, and administrative            10,297,409              8,524,017
       Depreciation and amortization                     11,376,844              7,733,899
                                                       ------------           ------------
                   Total                                 27,869,322             21,095,457
                                                       ------------           ------------

OPERATING LOSS                                          (14,575,725)           (11,064,652)

OTHER INCOME AND EXPENSES:
       Interest income                                       71,745                722,159
       Interest expense                                  (9,288,222)            (7,795,748)
       Other income (expense), net                           20,832                 45,161
                                                       ------------           ------------
                   Total                                 (9,195,645)            (7,028,428)
                                                       ------------           ------------

LOSS BEFORE INCOME TAX BENEFIT                          (23,771,370)           (18,093,080)

INCOME TAX BENEFIT                                        1,755,666              3,883,133
                                                       ------------           ------------

NET LOSS                                               $(22,015,704)          $(14,209,947)
                                                       ============           ============




   The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Three Months Ended March 31,
                                                                                     2000                    1999
                                                                                  ------------           ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                   $(22,015,704)          $(14,209,947)
       Adjustments to reconcile net loss to net cash
          (used in) provided by operating activities:
             Depreciation and amortization                                          11,376,844              7,733,899
             Gain on disposition of assets                                              (2,874)                (5,416)
             Amortization of bond discount                                           3,994,707              3,556,851
             Changes in operating assets and liabilities:
                 Accounts receivable                                                   668,430                433,073
                 Accounts receivable - affiliate                                     3,557,793             (1,459,491)
                 Prepaid expenses and other                                           (391,220)              (422,045)
                 Accounts payable                                                    1,025,122             11,597,377
                 Accrued liabilities and interest                                    4,220,722            (12,039,916)
                 Unearned revenue                                                      251,763                 28,752
                                                                                  ------------           ------------
                     Total adjustments                                              24,701,287              9,423,084
                                                                                  ------------           ------------
                     Net cash provided by (used in) operating activities             2,685,583             (4,786,863)
                                                                                  ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures, net of retirements                                    (22,730,833)           (19,452,076)
       Investments                                                                      (5,000)              (264,891)
       Organizational and franchise cost expenditures, net                             (25,271)                54,361
       Proceeds form sales of assets                                                    14,718                     --
       Proceeds from sales of marketable securities, net                             6,069,461             19,573,170
                                                                                  ------------           ------------
                 Net cash provided by (used in) investing activities               (16,676,925)               (89,436)
                                                                                  ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Advances from affiliates                                                      7,762,058                     --
       Expenditures related to issuance of debt                                                                19,723
       Principal payments on debt                                                           --                 (2,932)
                                                                                  ------------           ------------
                 Net cash provided by financing activities                           7,762,058                 16,791
                                                                                  ------------           ------------

NET DECREASE IN CASH                                                                (6,229,284)            (4,859,508)

CASH AT BEGINNING OF PERIOD                                                          6,249,756              4,859,508
                                                                                  ------------           ------------

CASH AT END OF PERIOD                                                             $     20,472           $         --
                                                                                  ============           ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid during the period for interest                                   $    494,463           $      7,124

                  KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                 MARCH 31, 2000
                                   (UNAUDITED)



1.       ORGANIZATION AND NATURE OF BUSINESS

                  Knology Broadband, Inc. (the "Company"), formerly KNOLOGY Holdings, Inc., is a wholly owned subsidiary of Knology, Inc. Knology Broadband offers residential and business customers broadband communications services ("Broadband Services"), including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services ("BCS"), using high capacity hybrid fiber/coaxial networks that are two-way interactive ("Interactive Broadband Networks"). The Company operates Interactive Broadband Networks in six metropolitan areas (collectively the "Systems"): Huntsville and Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; and Charleston, South Carolina and plans to expand to additional mid-sized cities in the southeastern United States.

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


2.       BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.


                  Certain amounts included in the 1999 financial statements have been reclassified to conform with the 2000 financial statements.

3.       SEGMENT INFORMATION

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



                  Revenues by broadband communications service are as follows:

                                       THREE MONTHS ENDED MARCH 31,
                                          2000             1999
                                       ----------      ------------

       Cable television               $ 9,472,847      $ 8,185,103
       Telephone                        2,517,330        1,547,460
       Data and BCS                     1,303,420          298,242
                                      -----------      -----------
       Consolidated revenues          $13,293,597      $10,030,805
                                      ===========      ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE MANAGEMENT'S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS REPORT INCLUDE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (3) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (4) THAT NEEDED FINANCING WILL NOT BE AVAILABLE IF AND AS NEEDED, (5) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (6) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

         The following is a discussion of our consolidated financial condition and results of operations for the three ended March 31, 2000 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.

GENERAL

          We offer residential and business customers Broadband Services, including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services. We provide these Broadband Services using high capacity hybrid fiber-coaxial networks that are two-way interactive. We own, operate and manage Interactive Broadband Networks in six metropolitan areas: Huntsville and Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City, Florida and Charleston, South Carolina and plan to expand to additional mid-sized cities in the southeastern United States.

         We have been expanding our networks and adding corporate staffing necessary to grow the business into new markets. Accordingly, our operating expenses and capital expenditures have increased significantly and are expected to continue to increase with the continued expansion of the existing systems and into new markets.

         We have incurred net losses in each quarter since our inception, and as of March 31, 2000, the accumulated deficit had reached approximately $132.2 million. We anticipate incurring net losses during the next several years while continuing to expand operations, and as a result of substantially increased depreciation and amortization from the construction of the new networks and operating expenses incurred in building the customer base. There can be no assurance that growth in revenue or the subscriber base will continue or that we will be able to achieve or sustain profitability or positive cash flow.

REVENUES AND EXPENSES

We can group our revenues into four categories: video revenues, telephone revenues, Internet revenues and other revenues.

- Video revenues. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 71% and 82% of our consolidated revenues for the three months ended March 31, 2000 and March 31, 1999, respectively.

- Telephone revenues. Our telephone revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail and usage fees for long distance service. Telephone revenues accounted for approximately 19% and 15% of our consolidated revenues for the three months ended March 31, 2000 and March 31, 1999, respectively.

- Internet revenues and other revenues. Our Internet revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 10% and 3% of our consolidated revenues for the three months ended March 31, 2000 and March 31, 1999, respectively.

Our operating expenses include cost of services expenses, selling, operations and administrative expenses and depreciation and amortization expenses.

Cost of services expenses include:

- Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs as a percentage of video revenue were approximately 43.4% and 43.2% for the three months ended March 31, 2000 and 1999, respectively. Programming costs is our largest single cost and we expect this to continue. Since this cost is based on numbers of subscribers, it will increase as we add more subscribers.

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

RESULTS OF OPERATION

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

         Revenues. Operating revenues increased 33.0% from $10.0 million for the three months ended March 31, 1999 to $13.3 million for the three months ended March 31, 2000. Operating revenues from video services increased 15.9% from $8.2 million for the three months ended March 31, 1999 to $9.4 million for the same period in 2000. Operating revenues from voice services increased 66.7% from $1.5 million for the three months ended March 31, 1999 to $2.5 million for the same period in 2000. Operating revenue from data and other services increased 333% from $298,000 for the three months ended March 31, 1999 to $1.3 million for the same period in 2000, $1.2 million of which were revenues from data services. The increased revenues for voice and data and other services are primarily due to an increase in the number of connections, from 91,241 during the three months ended March 31, 1999 to 122,305 for the same period in 2000. The additional connections resulted primarily from the extension of our broadband networks in Montgomery, Columbus, Panama City, Augusta and Charleston.

         Expenses. Our operating expenses, excluding depreciation and amortization, increased 23.1%, from $13.4 million for the three months ended March 31, 1999, to $16.5 million for the three months ended March 31, 2000. The cost of services component of operating expenses increased 26.5%, from $4.9 million for 1999 to $6.2 for 1999. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of subscribers and the number of employees associated with such expansion and growth into new markets.

         Our depreciation and amortization expenses increased 48.1% from $7.7 million for the three months ended March 31, 1999, to $11.4 million for the three months ended March 31, 2000. The increase in depreciation is primarily due to the expansion of our networks and growth in to new markets.

         Other Income and Expenses. Our interest income was approximately $722,000 for the three months ended March 31, 1999, compared to $71,000 for the three months ended March 31, 2000. The interest income reflects the interest earned from the investment of certain proceeds received from the issuance of the senior discount notes in October 1997. The decrease in interest income is due to the draw down of marketable securities to fund planned expansion and acquisitions.

         Our interest expense increased from $7.8 million for the three months ended March 31, 1999 to $9.3 million for the three months ended March 31, 2000. The increase in interest expense reflects the accrual of the interest attributable to the senior discount notes issued in October 1997.

         Income Tax (Provision) Benefit. We recorded an income tax benefit of $3.9 million for the three months ended March 31, 1999 compared to an income tax benefit of $1.8 million for the three months ended March 31, 2000. The income tax benefit in 1999 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding.

         Net Loss. We incurred a net loss of $14.2 million for the three months ended March 31, 1999 compared to a net loss of $22.0 million for the year ended December 31, 2000. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not required under reduced disclosure format.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS

Exhibit Number             Description of Exhibit
--------------             ----------------------

   27.1                    Financial Data Schedule for the three months ended
                           March 31, 2000 (for SEC use only).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Knology Broadband, Inc.

               May 15, 2000            By: /s/ Rodger L. Johnson
                                           President and Chief Executive Officer