Form 10-Q
period 2000-06-30
KNOLOGY BROADBAND INC
filed 2000-08-11
CIK 1048932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                        COMMISSION FILE NUMBER: 333-43339

                             KNOLOGY BROADBAND, INC.
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

         As of July 31, 2000, there were 100 shares of the registrant's Common Stock outstanding.

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

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 2000
                                      INDEX

PART I         FINANCIAL INFORMATION                                                   PAGE
                                                                                       ----
     ITEM 1    FINANCIAL STATEMENTS..................................................    2
               Consolidated Balance Sheets...........................................    2
               Consolidated Statements of Operations.................................    3
               Consolidated Statement of Cash Flows..................................    4
               Notes to Consolidated Financial Statements............................    5
     ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.................................................    7

     ITEM 3    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK............   10

PART II        OTHER INFORMATION

     ITEM 1    LEGAL PROCEEDINGS.....................................................   11
     ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS.............................   11
     ITEM 3    DEFAULTS UPON SENIOR SECURITIES.......................................   11
     ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.....................   11
     ITEM 5    OTHER INFORMATION.....................................................   11
     ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K......................................   11

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES


                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 2000


                                                                              JUNE 30,           DECEMBER 31,
                                                                                2000                 1999
                                                                           -------------         -------------
                                                                            (Unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                               $   2,237,966         $   6,249,756
   Marketable securities                                                              --             6,069,461
   Affiliate receivable                                                       14,538,805            18,334,038
   Accounts receivable, net                                                    4,830,916             5,514,724
   Prepaid expenses                                                            1,182,451               750,246
                                                                           -------------         -------------
               Total current assets                                           22,790,138            36,918,225

PROPERTY AND EQUIPMENT, net                                                  295,327,577           256,298,360

INVESTMENTS                                                                    6,108,000             1,412,064

INTANGIBLE AND OTHER ASSETS, net                                              32,801,131            39,267,103

OTHER                                                                            201,215               136,696
                                                                           -------------         -------------
Total assets                                                               $ 357,228,061         $ 334,032,448
                                                                           =============         =============


                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                       $      12,174         $      12,174
   Accounts payable                                                           18,045,310            13,395,068
   Advances from parent                                                       62,693,798            14,975,753
   Accrued liabilities                                                         5,290,475             5,587,863
   Unearned revenue                                                            2,271,088             2,624,308
                                                                           -------------         -------------
               Total current liabilities                                      88,312,845            36,595,166

NONCURRENT LIABILITIES:
   Long-term notes payable                                                    19,103,966            19,110,520
   Bonds payable, net of discount                                            338,312,481           319,233,545
                                                                           -------------         -------------
               Total noncurrent liabilities                                  357,416,447           338,344,065
               Total liabilities                                             445,729,292           374,939,231

WARRANTS                                                                              --                    --

STOCKHOLDERS' (DEFICIT) EQUITY
   Convertible preferred stock                                                       499                   507
   Common Stock                                                                        6                     6
   Additional paid-in capital                                                 69,277,792            69,277,784
   Accumulated deficit                                                      (157,779,528)         (110,154,381)
   Unrealized (loss) gain on marketable securities (Note 4)                           --               (30,699)
                                                                           -------------         -------------
               Total stockholders' (deficit) equity                          (88,501,231)          (40,906,783)
                                                                           -------------         -------------
               Total liabilities and stockholders' (deficit) equity        $ 357,228,061         $ 334,032,448
                                                                           =============         =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                   2000               1999               2000               1999
                                               ------------       ------------       ------------       ------------


OPERATING REVENUES                             $ 14,639,021       $ 10,601,310       $ 27,932,618       $ 20,632,115
                                               ------------       ------------       ------------       ------------

OPERATING EXPENSES:
   Cost of services                               6,414,247          5,176,643         12,609,316         10,014,184
   Selling, operating, and administrative        11,942,969          9,672,062         22,240,378         18,196,079
   Depreciation and amortization                 12,306,910          8,325,947         23,683,754         16,059,846
                                               ------------       ------------       ------------       ------------
               Total                             30,664,126         23,174,652         58,533,448         44,270,109
                                               ------------       ------------       ------------       ------------

OPERATING LOSS                                  (16,025,105)       (12,573,342)       (30,600,830)       (23,637,994)

OTHER INCOME AND EXPENSES:
   Interest income                                   31,484            386,377            103,229          1,108,536
   Interest expense                              (9,651,526)        (7,846,703)       (18,939,748)       (15,642,451)
   Other income (expense), net                       35,710             47,683             56,542             92,844
                                               ------------       ------------       ------------       ------------
               Total                             (9,584,332)        (7,412,643)       (18,779,977)       (14,441,071)
                                               ------------       ------------       ------------       ------------

LOSS BEFORE INCOME TAX BENEFIT                  (25,609,437)       (19,985,985)       (49,380,807)       (38,079,065)

INCOME TAX BENEFIT                                       --          3,243,989          1,755,666          7,127,122
                                               ------------       ------------       ------------       ------------

NET LOSS                                       $(25,609,437)      $(16,741,996)      $(47,625,141)      $(30,951,943)
                                               ============       ============       ============       ============




The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)



                                                                                Six Months Ended June 30,
                                                                                 2000               1999
                                                                            ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                $(47,625,141)      $(30,951,943)
    Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
          Depreciation and amortization                                       23,683,754         16,059,846
          Gain on disposition of assets                                           (2,874)            (5,416)
          Amortization of bond discount                                        8,148,576          7,255,420
          Changes in operating assets and liabilities:
               Accounts receivable                                               683,803            299,403
               Accounts receivable - affiliate                                 3,795,233         (4,735,257)
               Prepaid expenses and other                                       (466,025)          (205,205)
               Accounts payable                                                4,650,237         11,120,868
               Accrued liabilities and interest                               10,632,972         (7,702,641)
               Unearned revenue                                                 (353,220)           163,050
                                                                            ------------       ------------
                   Total adjustments                                          50,772,456         22,250,068
                                                                            ------------       ------------
                   Net cash provided by (used in) operating activities         3,147,315         (8,701,875)
                                                                            ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net of retirements                                 (56,027,333)       (45,478,497)
    Investments                                                               (4,695,936)
    Organizational and franchise cost expenditures, net                         (250,229)            43,695
    Proceeds form sales of assets                                                 33,441             54,361
    Proceeds from sales of marketable securities, net                          6,069,461         49,276,833
                                                                            ------------       ------------
               Net cash provided by (used in) investing activities           (54,870,596)         3,896,392
                                                                            ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from affiliates                                                  47,718,045
    Expenditures related to issuance of debt                                          --            (51,531)
    Principal payments on debt                                                    (6,554)            (2,494)
                                                                            ------------       ------------
               Net cash provided by financing activities                      47,711,491            (54,025)
                                                                            ------------       ------------

NET DECREASE IN CASH                                                          (4,011,790)        (4,859,508)

CASH AT BEGINNING OF PERIOD                                                    6,249,756          4,859,508
                                                                            ------------       ------------

CASH AT END OF PERIOD                                                       $  2,237,966       $         --
                                                                            ============       ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for interest                               $    955,930       $      8,507

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2000
                                   (UNAUDITED)

1.   ORGANIZATION AND NATURE OF BUSINESS

                  Knology Broadband, Inc. (the "Company"), formerly KNOLOGY Holdings, Inc., is a wholly owned subsidiary of Knology, Inc. Knology Broadband offers residential and business customers broadband communications services ("Broadband Services"), including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and other services including broadband carrier services ("BCS"), using high capacity hybrid fiber/coaxial networks that are two-way interactive ("Interactive Broadband Networks"). The Company operates Interactive Broadband Networks in six metropolitan areas (collectively the "Systems"): Huntsville and Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; and Charleston, South Carolina and plans to expand to additional mid-sized cities in the southeastern United States.

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

2.   BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

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

                  The Company owns and operates advanced hybrid fiber-coaxial networks and provides residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, and high-speed Internet access, which the Company refers to as video, voice and data services. The Company also provides BCS which includes local transport services such as local Internet transport, special access, local private line, and local loop services.

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

                  Revenues by broadband communications service are as follows:


                                    THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30
                                    ----------------------------      ----------------------------
                                       2000             1999             2000             1999
                                    -----------      -----------      -----------      -----------

Video ........................      $10,249,827      $ 8,384,705      $19,722,674      $16,569,808
Voice ........................        3,022,646        1,853,097        5,539,976        3,400,557
Data and Other ...............        1,366,548          363,508        2,669,968          661,750
                                    -----------      -----------      -----------      -----------
Consolidated revenues ........      $14,639,021      $10,601,310      $27,932,618      $20,632,115
                                    ===========      ===========      ===========      ===========

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

         The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2000 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.

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

         We have incurred net losses in each quarter since our inception, and as of June 30, 2000, the accumulated deficit had reached approximately $157.8 million. We anticipate incurring net losses during the next several years while continuing to expand operations, and as a result of substantially increased depreciation and amortization from the construction of the new networks and operating expenses incurred in building the customer base. There can be no assurance that growth in revenue or the subscriber base will continue or that we will be able to achieve or sustain profitability or positive cash flow.

REVENUES AND EXPENSES

We can group our revenues into four categories: video revenues, voice revenues, data revenues and other revenues.

- Video revenues. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 70% and 71% of our consolidated revenues for the three and six months ended June 30, 2000 compared to 79% and 80 for the three and six months ended June 30, 1999.

- Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail and usage fees for long distance service. Voice revenues accounted for approximately 21% and 20% of our consolidated revenues for the three and six months ended June 30, 2000 compared to 18% and 17% for the three and six months ended June 30, 1999.

- Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 9% and 9% of our consolidated revenues for the three and six months ended June 30, 2000 compared to 3% and 3% for the three and six months ended June 30, 1999.

Our operating expenses include cost of services expenses, selling, operations and administrative expenses and depreciation and amortization expenses.

Cost of services expenses include:

- Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs as a percentage of video revenue were approximately 42.5% and 43.0% for the three and six months ended June 30, 2000 compared to 41.9% and 42.6% for the three and six months ended June 30, 1999. Programming costs is our largest single cost and we expect this to continue. Since this cost is based on numbers of subscribers, it will increase as we add more subscribers.

- Voice and data services. Cost of services related to our voice and data services include costs of Internet transport and telephone switching, and interconnection and transport charges payable to local and long distance carriers.

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

RESULTS OF OPERATION

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Revenues. Operating revenues increased 38.1% from $10.6 million for the three months ended June 30, 1999 to $14.6 million for the three months ended June 30, 2000. Operating revenues from video services increased 22.2% from $8.4 million for the three months ended June 30, 1999 to $10.2 million for the same period in 2000. Operating revenues from voice services increased 63.1% from $1.9 million for the three months ended June 30, 1999 to $3.0 million for the same period in 2000. Operating revenue from data and other services increased 276% from $364,000 for the three months ended June 30, 1999 to $1.4 million for the same period in 2000, $1.2 million of which were revenues from data services. The increased revenues for voice and data and other services are primarily due to an increase in the number of connections, from 97,565 during the three months ended June 30, 1999 to 131,872 for the same period in 2000. The additional connections resulted primarily from the extension of our broadband networks in Montgomery, Columbus, Panama City, Augusta and Charleston.

         Expenses. Our operating expenses, excluding depreciation and amortization, increased 23.6%, from $14.8 million for the three months ended June 30, 1999, to $18.4 million for the three months ended June 30, 2000. The cost of services component of operating expenses increased 23.9%, from $5.2 million for 1999 to $6.4 for 1999. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of subscribers and the number of employees associated with such expansion and growth into new markets.

         Our depreciation and amortization expenses increased 47.8% from $8.3 million for the three months ended June 30, 1999, to $12.3 million for the three months ended June 30, 2000. The increase in depreciation is primarily due to the expansion of our networks and growth in to new markets.

         Other Income and Expenses. Our interest income was approximately $386,000 for the three months ended June 30, 1999, compared to $31,000 for the three months ended June 30, 2000. The interest income reflects the interest earned from the investment of certain proceeds received from the issuance of the senior discount notes in October 1997. The decrease in interest income is due to the draw down of marketable securities to fund planned expansion and acquisitions.

         Our interest expense increased from $7.8 million for the three months ended June 30, 1999 to $9.7 million for the three months ended June 30, 2000. The increase in interest expense reflects the accrual of the interest attributable to the senior discount notes issued in October 1997.

         Income Tax (Provision) Benefit. We recorded an income tax benefit of $3.2 million for the three months ended June 30, 1999 compared to no income tax benefit for the three months ended June 30, 2000. The income tax benefit in 1999 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding.

         Net Loss. We incurred a net loss of $16.7 million for the three months ended June 30, 1999 compared to a net loss of $25.6 million for the year ended December 31, 2000. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Revenues. Operating revenues increased 35.4% from $20.6 million for the six months ended June 30, 1999 to $27.9 million for the six months ended June 30, 2000. Operating revenues from video services increased 19.0% from $16.6 million for the six months ended June 30, 1999 to $19.7 million for the same period in 2000. Operating revenues from voice services increased 62.9% from $3.4 million for the six months ended June 30, 1999 to $5.5 million for the same period in 2000. Operating revenue from data and other services increased 304% from $662,000 for the six months ended June 30, 1999 to $2.7 million for the same period in 2000, $2.4 million of which were revenues from data services. The increased revenues for voice and data and other services are primarily due to an increase in the number of connections, from 97,565 during the six months ended June 30, 1999 to 131,872 for the same period in 2000. The additional connections resulted primarily from the extension of our broadband networks in Montgomery, Columbus, Panama City, Augusta and Charleston.

         Expenses. Our operating expenses, excluding depreciation and amortization, increased 23.5%, from $28.2 million for the six months ended June 30, 1999, to $34.8 million for the six months ended June 30, 2000. The cost of services component of operating expenses increased 25.9%, from $10.0 million for 1999 to $12.6 for 1999. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of subscribers and the number of employees associated with such expansion and growth into new markets.

         Our depreciation and amortization expenses increased 47.5% from $16.1 million for the six months ended June 30, 1999, to $23.7 million for the six months ended June 30, 2000. The increase in depreciation is primarily due to the expansion of our networks and growth in to new markets.

         Other Income and Expenses. Our interest income was approximately $1.1 million for the six months ended June 30, 1999, compared to $103,000 for the six months ended June 30, 2000. The interest income reflects the interest earned from the investment of certain proceeds received from the issuance of the senior discount notes in October 1997. The decrease in interest income is due to the draw down of marketable securities to fund planned expansion and acquisitions.

         Our interest expense increased from $15.6 million for the six months ended June 30, 1999 to $18.9 million for the six months ended June 30, 2000. The increase in interest expense reflects the accrual of the interest attributable to the senior discount notes issued in October 1997.

         Income Tax (Provision) Benefit. We recorded an income tax benefit of $7.1 million for the six months ended June 30, 1999 compared an income tax benefit of $1.8 million for the six months ended June 30, 2000. The income tax benefit in 1999 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding.

         Net Loss. We incurred a net loss of $31.0 million for the six months ended June 30, 1999 compared to a net loss of $47.6 million for the year ended December 31, 2000. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets.


ITEM 3.           Quantitative and Qualitative Disclosures About Market Risk

         Not required under reduced disclosure format.

                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

     None

ITEM 2. Changes in Securities and Use of Proceeds

     Not required under reduced disclosure format.

ITEM 3. Default upon Senior Securities

     Not required under reduced disclosure format.

ITEM 4. Submission of Matters to a Vote of Security Holders

     Not required under reduced disclosure format.

ITEM 5. Other Information

     None

ITEM 6. Exhibits and Reports on Form 8-K

     (A) EXHIBITS

     EXHIBIT NUMBER                    DESCRIPTION OF EXHIBIT
     --------------                    ----------------------

     3.1                   Certificate of Amendment of Certificate of
                           Incorporation of Knology Broadband, Inc.

     3.2                   Certificate of Amendment of Certificate of
                           Designation of Preferred Stock of Knology Broadband,
                           Inc.

     27.1                  Financial Data Schedule for the six months ended June
                           30, 2000 (for SEC use only).

     (B) REPORTS ON FORM 8-K

     The Company did not file any reports on form 8-K during the quarterly period ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Knology Broadband, Inc.

August 11, 2000                    By: /s/ RODGER L. JOHNSON
                                       ----------------------------------------
                                   President and Chief Executive Officer



August 11, 2000                    By: /s/ ROBERT K. MILLS
                                       ----------------------------------------
                                   Chief Financial Officer
                                   (Principal Financial Officer)