Form 10-Q
period 2000-09-30
KNOLOGY BROADBAND INC
filed 2000-11-14
CIK 1048932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

    As of October 31, 2000, there were 100 shares of the registrant's Common Stock outstanding.

    The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure format.

*The registrant does not have any class of equity registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 2000
                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I             FINANCIAL INFORMATION

         ITEM 1    FINANCIAL STATEMENTS.....................................................................    2
                   Consolidated Balance Sheets..............................................................    2
                   Consolidated Statements of Operations....................................................    3
                   Consolidated Statement of Cash Flows.....................................................    4
                   Notes to Consolidated Financial Statements...............................................    5
         ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS....................................................................    6
         ITEM 3    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK...............................    9

PART II  OTHER INFORMATION

         ITEM 1    LEGAL PROCEEDINGS........................................................................    9
         ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS................................................    9
         ITEM 3    DEFAULTS UPON SENIOR SECURITIES..........................................................    9
         ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS........................................    9
         ITEM 5    OTHER INFORMATION........................................................................    9
         ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K.........................................................    9








                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2000


                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                            2000                1999
                                                                        -------------       -------------
                                                                         (UNAUDITED)
                                             ASSETS
 CURRENT ASSETS:
       Cash and cash equivalents                                        $          --       $   6,249,756
       Marketable securities                                                       --           6,069,461
       Affiliate receivable                                                18,609,063          18,334,038
       Accounts receivable, net                                             5,603,373           5,514,724
       Prepaid expenses                                                       916,941             750,246
                                                                        -------------       -------------
                    Total current assets                                   25,129,377          36,918,225

PROPERTY AND EQUIPMENT, net                                               313,936,239         256,298,360

INVESTMENTS                                                                 5,075,070           1,412,064

INTANGIBLE AND OTHER ASSETS, net                                           29,186,220          39,267,103

OTHER                                                                         247,385             136,696
                                                                        -------------       -------------
Total assets                                                            $ 373,574,291       $ 334,032,448
                                                                        =============       =============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
       Current portion of long-term debt                                $   3,547,424       $      12,174
       Accounts payable                                                    18,535,493          13,395,068
       Advances from parent                                                95,964,836          14,975,753
       Accrued liabilities                                                  5,400,910           5,587,863
       Unearned revenue                                                     2,939,445           2,624,308
                                                                        -------------       -------------
                    Total current liabilities                             126,388,108          36,595,166

NONCURRENT LIABILITIES:
       Long-term notes payable                                             15,565,316          19,110,520
       Bonds payable, net of discount                                     348,224,607         319,233,545
                                                                        -------------       -------------
                    Total noncurrent liabilities                          363,789,923         338,344,065

                    Total liabilities                                     490,178,031         374,939,231

WARRANTS                                                                           --                  --

STOCKHOLDERS' (DEFICIT) EQUITY
       Convertible preferred stock                                                499                 507
       Common Stock                                                                 6                   6
       Additional paid-in capital                                          69,277,792          69,277,784
       Accumulated deficit                                               (185,882,037)       (110,154,381)
       Unrealized loss on marketable securities (Note 4)                           --             (30,699)
                                                                        -------------       -------------
                    Total stockholders' deficit                          (116,603,740)        (40,906,783)
                                                                        -------------       -------------
                    Total liabilities and stockholders' deficit         $ 373,574,291       $ 334,032,448
                                                                        =============       =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                     2000            1999            2000            1999
                                                 ------------    ------------    ------------    ------------
OPERATING REVENUES                               $ 15,142,355    $ 11,884,458    $ 43,074,973    $ 32,516,573
                                                 ------------    ------------    ------------    ------------

OPERATING EXPENSES:
        Cost of services                            6,696,505       5,555,464      19,305,821      15,569,648
        Selling, operating, and administrative     13,160,242       9,174,379      35,400,620      27,370,458
        Depreciation and amortization              13,556,524       9,248,774      37,240,278      25,308,624
                                                 ------------    ------------    ------------    ------------
                     Total                         33,413,271      23,978,617      91,946,719      68,248,730
                                                 ------------    ------------    ------------    ------------

OPERATING LOSS                                    (18,270,916)    (12,094,159)    (48,871,746)    (35,732,157)

OTHER INCOME AND EXPENSES:
        Interest income                                28,209         142,655         131,438       1,251,191
        Interest expense                           (9,847,918)     (8,002,238)    (28,787,666)    (23,644,689)
        Other income (expense), net                   (11,902)         91,470          44,640         184,326
                                                 ------------    ------------    ------------    ------------
                     Total                         (9,831,611)     (7,768,113)    (28,611,588)    (22,209,172)
                                                 ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAX BENEFIT                    (28,102,527)    (19,862,272)    (77,483,334)    (57,941,329)

INCOME TAX BENEFIT                                         --       4,734,388       1,755,666      11,861,510
                                                 ------------    ------------    ------------    ------------

NET LOSS                                         $(28,102,527)   $(15,127,884)   $(75,727,668)   $(46,079,819)
                                                 ============    ============    ============    ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                                                2000              1999
                                                                            -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                           $ (75,727,668)   $ (46,079,819)
         Adjustments to reconcile net loss to net cash
             provided by (used in) operating activities:
                 Depreciation and amortization                                 37,240,278       25,308,624
                 Gain on disposition of assets                                     (2,173)          (7,809)
                 Amortization of bond discount                                 12,382,026       11,024,848
                 Changes in operating assets and liabilities:
                      Accounts receivable                                         (88,654)        (737,800)
                      Accounts receivable - affiliate                            (275,025)      (1,851,158)
                      Prepaid expenses and other                                 (246,669)        (331,844)
                      Accounts payable                                          5,140,420        7,124,429
                      Accrued liabilities and interest                         16,422,083       (2,588,552)
                      Unearned revenue                                            315,137          352,784
                                                                            -------------    -------------
                            Total adjustments                                  70,887,423       38,293,522
                                                                            -------------    -------------
                            Net cash used in operating activities              (4,840,245)      (7,786,297)
                                                                            -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital expenditures, net of retirements                             (84,841,228)     (61,159,325)
         Investments                                                           (3,663,006)        (586,992)
         Organizational and franchise cost expenditures, net                           --         (406,535)
         Proceeds form sales of assets                                             46,133           74,632
         Proceeds from sales of marketable securities, net                      6,069,461       66,231,397
                                                                            -------------    -------------
                      Net cash (used in) provided by investing activities     (82,388,640)       4,153,177
                                                                            -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from credit facility                                                 --       19,000,000
         Advances from affiliates                                              80,989,083               --
         Expenditures related to issuance of debt                                      --          (51,531)
         Principal payments on debt                                                (9,954)          (5,574)
                                                                            -------------    -------------
                      Net cash provided by financing activities                80,979,129       18,942,895
                                                                            -------------    -------------

NET (DECREASE) INCREASE IN CASH                                                (6,249,756)      15,309,775

CASH AT BEGINNING OF PERIOD                                                     6,249,756        4,859,508
                                                                            -------------    -------------

CASH AT END OF PERIOD                                                       $          --    $  20,169,283
                                                                            =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Cash paid during the period for interest                           $   1,409,527    $     132,675
         Cash received during period for income taxes                       $   5,289,521    $  10,010,352

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                         SEPTEMBER 30, 2000 (UNAUDITED)


1.   ORGANIZATION AND NATURE OF BUSINESS

           Knology Broadband, Inc. (the "Company"), formerly KNOLOGY Holdings, Inc., is a wholly owned subsidiary of Knology, Inc. The Company offers residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and other services including broadband carrier services, using high capacity hybrid fiber-coaxial networks that are two-way interactive. The Company operates interactive broadband networks in six metropolitan areas (collectively the "Systems"): Huntsville and Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; and Charleston, South Carolina.

           The Company has experienced operating losses as a result of the expansion of the advanced broadband communications networks and services into new and existing markets. Management expects to continue the focus on increasing the customer base and expanding the broadband operations. Accordingly, operating expenses and capital expenditures will continue to increase with the extension of the broadband communications networks in existing markets in accordance with the business plan. While management expects its plans to result in profitability, there can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability and/or positive cash flow.

2.   BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's 1999 Annual Report on Form 10-K for the year ended December 31, 1999.

           Certain amounts included in the 1999 financial statements have been reclassified to conform to the 2000 financial statements.

3.   SEGMENT INFORMATION

           Effective January 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

           The Company owns and operates advanced hybrid fiber-coaxial networks and provides residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, and high-speed Internet access, which the Company refers to as video, voice and data services. The Company also provides broadband carrier services which includes local transport services such as local Internet transport, special access, local private line, and local loop services.

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

           Revenues by broadband communications service are as follows:

                                          THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------     ----------------------------------
                                             2000                  1999            2000                   1999
                                         ------------          ------------     ------------          ------------
              Video...................   $ 10,120,916          $  8,642,090     $ 29,843,590          $ 25,211,898
              Voice...................      3,529,095             2,433,604        9,069,071             5,834,161
              Data and Other..........      1,492,344               808,764        4,162,312             1,470,514
                                         ------------          ------------     ------------          ------------
              Consolidated revenues...   $ 15,142,355          $ 11,884,458     $ 43,074,973          $ 32,516,573
                                         ============          ============     ============          ============

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

    The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2000 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.


GENERAL

    We offer residential and business customers broadband services, including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services. We provide these broadband services using high capacity hybrid fiber-coaxial networks that are two-way interactive. We own, operate and manage interactive broadband networks in six metropolitan areas: Huntsville and Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City, Florida and Charleston, South Carolina.

    We have been expanding our networks and adding corporate staffing necessary to grow the business. Accordingly, our operating expenses and capital expenditures have increased significantly and are expected to continue to increase with the continued expansion of the existing systems.

    We have incurred net losses in each quarter since our inception, and as of September 30, 2000, the accumulated deficit had reached approximately $185.9 million. We anticipate incurring net losses during the next several years while continuing to expand operations, and as a result of substantially increased depreciation and amortization from the construction of our interactive broadband networks and operating expenses incurred in building the customer base. There can be no assurance that growth in revenue or the subscriber base will continue or that we will be able to achieve or sustain profitability or positive cash flow.

REVENUES AND EXPENSES

We can group our revenues into four categories: video revenues, voice revenues, data revenues and other revenues.

- Video revenues. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 67% and 69% of our consolidated revenues for the three and nine months ended September 30, 2000 compared to 73% and 78% for the three and nine months ended September 30, 1999.

- Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail, and usage fees for long distance service. Voice revenues accounted for approximately 23% and 21% of our consolidated revenues for the three and nine months ended September 30, 2000 compared to 21% and 18% for the three and nine months ended September 30, 1999.

- Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 10% and 10% of our consolidated revenues for the three and nine months ended September 30, 2000 compared to 6% and 4% for the three and nine months ended September 30, 1999.

Our operating expenses include cost of services expenses, selling, operations and administrative expenses and depreciation and amortization expenses.

Cost of services expenses include:

- Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs as a percentage of video revenue were approximately 45% and 44% for the three and nine months ended September 30, 2000 compared to 42% and 42% for the three and nine months ended September 30, 1999. Programming costs is our largest single cost and we expect this to continue. Since this cost is based on numbers of subscribers, it will increase as we add more subscribers.

- Voice and data services. Cost of services related to our voice and data services include costs of Internet transport and telephone switching, and interconnection and transport charges payable to local and long distance carriers.

Selling, operations and administrative expenses include:

- Sales and marketing costs. Sales and marketing costs include the cost of sales and marketing personnel, and advertising and promotional expenses.

- Network operations and maintenance expenses. Network operations and maintenance expenses include payroll and departmental costs incurred for network design and maintenance activity.

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

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

    Revenues. Operating revenues increased 27.4% from $11.9 million for the three months ended September 30, 1999 to $15.1 million for the three months ended September 30, 2000. Operating revenues from video services increased 17.1% from $8.6 million for the three months ended September 30, 1999 to $10.1 million for the same period in 2000. Operating revenues from voice services increased 45.0% from $2.4 million for the three months ended September 30, 1999 to $3.5 million for the same period in 2000. Operating revenue from data and other services increased 84.5% from $809,000 for the three months ended September 30, 1999 to $1.5 million for the same period in 2000, $1.3 million of which were revenues from data services. The increased revenues for video, voice and data and other services are primarily due to increases in the number of connections from September 30, 1999 to September 30, 2000 of 11,644 or 13.7% for video, 17,234 or 105% for voice and 8,439 or 247% for data. The additional connections resulted primarily from the extension and/or upgrade of our broadband networks, and marketing and sales efforts.

    Expenses. Our operating expenses, excluding depreciation and amortization, increased 34.8%, from $14.7 million for the three months ended September 30, 1999, to $19.9 million for the three months ended September 30, 2000. The cost of services component of operating expenses increased 20.5%, from $5.6 million for the three months ended September 30, 1999 to $6.7 for the three months ended September 30, 2000. The increase in our cost of services is consistent with the growth in connections and revenues. The increase in operating expenses is a result of the expansion of the operations and the increase in the number of employees associated with such expansion.

    Our depreciation and amortization expenses increased 46.6% from $9.2 million for the three months ended September 30, 1999, to $13.6 million for the three months ended September 30, 2000. The increase in depreciation is primarily due to the expansion of our networks.

    Other Income and Expenses. Our interest income was approximately $143,000 for the three months ended September 30, 1999, compared to $28,000 for the three months ended September 30, 2000. The interest income reflects the interest earned from the investment of certain proceeds received from the issuance of the senior discount notes in October 1997. The decrease in interest income is due to the draw down of marketable securities to fund planned expansion.

    Our interest expense increased from $8.0 million for the three months ended September 30, 1999 to $9.8 million for the three months ended September 30, 2000. The increase in interest expense reflects the accrual of the interest attributable to the senior discount notes issued in October 1997.

    Income Tax Benefit. We recorded an income tax benefit of $4.7 million for the three months ended September 30, 1999 compared to no income tax benefit for the three months ended September 30, 2000. The income tax benefit in 1999 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding Company, Inc.

    Net Loss. We incurred a net loss of $15.1 million for the three months ended September 30, 1999 compared to a net loss of $28.1 million for the three months ended September 30, 2000. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

    Revenues. Operating revenues increased 32.5% from $32.5 million for the nine months ended September 30, 1999 to $43.1 million for the nine months ended September 30, 2000. Operating revenues from video services increased 18.4% from $25.2 million for the nine months ended September 30, 1999 to $29.8 million for the same period in 2000. Operating revenues from voice services increased 55.4% from $5.8 million for the nine months ended September 30, 1999 to $9.1 million for the same period in 2000. Operating revenue from data and other services increased 183% from $1.5 million for the nine months ended September 30, 1999 to $4.2 million for the same period in 2000, $3.7 million of which were revenues from data services. The increased revenues for video, voice and data and other services are primarily due to increases in the number of connections from September 30, 1999 to September 30, 2000 of 11,644 or 13.7% for video, 17,234 or 105% for voice and 8,439 or 247% for data. The additional connections resulted primarily from the extension and/or upgrade of our broadband networks, and marketing and sales efforts.

    Expenses. Our operating expenses, excluding depreciation and amortization, increased 27.4%, from $42.9 million for the nine months ended September 30, 1999, to $54.7 million for the nine months ended September 30, 2000. The cost of services component of operating expenses increased 24.0%, from $15.6 million for the nine months ended September 30, 1999 to $19.3 for the nine months ended September 30, 2000. The increase in our cost of services is consistent with the growth in connections and revenues. The increase in operating expenses is a result of the expansion of the operations and the increase in the number of employees associated with such expansion.

    Our depreciation and amortization expenses increased 47.1% from $25.3 million for the nine months ended September 30, 1999, to $37.2 million for the nine months ended September 30, 2000. The increase in depreciation is primarily due to the expansion of our networks.

    Other Income and Expenses. Our interest income was approximately $1.3 million for the nine months ended September 30, 1999, compared to $131,000 for the nine months ended September 30, 2000. The interest income reflects the interest earned from the investment of certain proceeds received from the issuance of the senior discount notes in October 1997. The decrease in interest income is due to the draw down of marketable securities to fund planned expansion.

    Our interest expense increased from $23.6 million for the nine months ended September 30, 1999 to $28.8 million for the nine months ended September 30, 2000. The increase in interest expense reflects the accrual of the interest attributable to the senior discount notes issued in October 1997.

    Income Tax Benefit. We recorded an income tax benefit of $11.9 million for the nine months ended September 30, 1999 compared an income tax benefit of $1.8 million for the nine months ended September 30, 2000. The income tax benefit in 1999 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding.

    Net Loss. We incurred a net loss of $46.1 million for the nine months ended September 30, 1999 compared to a net loss of $75.7 million for the nine months ended September 30, 2000. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets.

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

ITEM 5. Other Information

        None

ITEM 6. Exhibits and Reports on Form 8-K

(A) EXHIBITS

EXHIBIT NUMBER               DESCRIPTION OF EXHIBIT
--------------               ----------------------
    27.1                     Financial Data Schedule for the nine months ended
                             September 30, 2000 (for SEC use only).

(B) REPORTS ON FORM 8-K

    The Company did not file any reports on form 8-K during the quarterly period ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Knology Broadband, Inc.

November 14, 2000                   By: /s/ RODGER L. JOHNSON
                                       ----------------------------------------
                                    President and Chief Executive Officer

November 14, 2000                   By: /s/ ROBERT K. MILLS
                                       ----------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial Officer)