Form 10-K405
period 2000-12-31
KNOLOGY BROADBAND INC
filed 2001-03-23
CIK 1048932

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                       COMMISSION FILE NUMBER: 333-43339

                            KNOLOGY BROADBAND, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                         58-2203141
             --------                                         ----------
   (State or other jurisdiction of                       (I.R.S.Employer
   incorporation or organization)                        Identification No.)

      Knology Broadband, Inc.
      1241 O.G. Skinner Drive
      West Point, Georgia                                       31833
      -------------------                                       -----
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

                                Yes [X]*    No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

   As of January 31, 2001, we had 100 shares of Common Stock outstanding; all shares are owned indirectly by Registrants's parent, Knology, Inc.

   The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is filing this Form with the reduced disclosure format.

______________
* The registrant does not have any class of equity securities registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                               TABLE OF CONTENTS

PART I                                                                                                    Page
                                                                                                          ----
ITEM 1.   BUSINESS......................................................................................    1
ITEM 2.   PROPERTIES....................................................................................    1
ITEM 3.   LEGAL PROCEEDINGS.............................................................................    2
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................    2

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS...............................................................    2
ITEM 6.   SELECTED FINANCIAL DATA.......................................................................    2
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS...............................................    2
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................    4
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................    4
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING FINANCIAL DISCLOSURE...................................................    4

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................    4
ITEM 11.  EXECUTIVE COMPENSATION........................................................................    5
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                      AND MANAGEMENT....................................................................    5
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................    5

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                      REPORTS ON FORM 8-K...............................................................    5

SIGNATURES..............................................................................................   10

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..............................................................  F-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON THE FINANCIAL STATEMENT
                      SCHEDULES.........................................................................  S-1

                                     PART I

ITEM 1.  BUSINESS

OUR STRUCTURE.

     ITC Holding formed Knology Broadband, Inc., formerly KNOLOGY Holdings, Inc., in 1995. Its percentage ownership fell below 50% during 1996. ITC Holding acquired additional stock in Knology Broadband, Inc. in 1998, becoming the holder of approximately 85% of Knology Broadband, Inc. In November 1999, ITC Holding contributed its 85% interest in Knology Broadband to Knology, Inc. in exchange for shares of Knology, Inc. stock. Additionally, other minority shareholders exchanged the remaining 15% of Knology Broadband for shares of Knology, Inc. stock. Knology Broadband, Inc. is a wholly-owned subsidiary of Knology, Inc.

     Knology Broadband, Inc. has been providing cable television service since 1995, telephone and high-speed Internet access services since 1997 and broadband carrier services since 1998. We own, operate and manage interactive broadband networks in the six metropolitan areas of Montgomery and Huntsville, Alabama; Columbus and Augusta, Georgia; Panama City, Florida and Charleston, South Carolina.

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

     In December 1997, we acquired a cable television system in Panama City Beach, Florida. During 2000 we completed upgrading this cable system and extending the network into the Panama City metro area.

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

     In October 1998, we acquired the Cable Alabama cable television system serving the Huntsville, Alabama area which was accounted for as a purchase. The existing Cable Alabama plant is being upgraded to an interactive broadband network which will be completed during 2001.

     In 1995 Knology Broadband, Inc. was originally formed as a limited liability company and later was incorporated in the State of Delaware. The Company's principal executive offices are located at 1241 O.G. Skinner Drive, West Point, Georgia 31833 and its telephone number is (706)645-8553.

OVERVIEW OF OUR SERVICES.

     We offer our customers facilities based broadband communications services, including:

     -    traditional and digital cable television;

     -    local and long distance telephone; and

     -    high-speed Internet access service.

ITEM 2.  PROPERTIES

          We own or lease property in the following locations:

     Location                   Address          Lease/Own          Primary Use
----------------------  -----------------------  ---------  ---------------------------
Augusta, GA             3714 Wheeler Road        Own        Admin. Offices & Headend
Charleston, SC          4506 Dorchester Road     Own        Admin. Offices & Headend
Columbus, GA            1701 Boxwood Place       Lease      Admin. Offices & Headend
Huntsville, AL          2401 10th Street         Own        Admin. Offices & Headend
Montgomery, AL          1450 Ann Street          Lease      Headend & Technical Offices
Panama City, FL         13200 P.C.B. Pkwy.       Lease      Admin. Offices & Headend
West Point, GA          1241 O.G. Skinner Drive  Own        Corporate Admin. Offices
West Point, GA          206 West 9th Street      Lease      Network Operations Center

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our stock is not traded on any exchange or quoted on the Nasdaq National Market or any other established trading market. No market makers currently make a market in our stock and we do not plan to engage a market maker. Therefore, there is no established public trading market and no high and low bid information or quotations available.

     As of January 31, 2001, we had 100 shares of common stock outstanding; all shares are owned indirectly by the registrant's parent, Knology, Inc.

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

- VIDEO REVENUES. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 75.7% and 68.5% of our consolidated revenues for the years ended December 31, 1999 and December 31, 2000, respectively.

- VOICE REVENUES. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail and usage fees for long distance service. Voice revenues accounted for approximately 18.2% and 22.2% of our consolidated revenues for the years ended December 31, 1999 and December 31, 2000, respectively.

- DATA REVENUES AND OTHER REVENUES. Our data revenues consist primarily of fixed monthly fees for high-speed Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 6.2% and 9.3% of our consolidated revenues for the years ended December 31, 1999 and December 31, 2000, respectively.

Our operating expenses include cost of services expenses, selling, operations and administrative expenses and depreciation and amortization expenses.


Cost of service expenses include:

- VIDEO COST OF SERVICES. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs as a percentage of video revenues were approximately 42.7% and 43.8% for the years ended December 31, 1999 and December 31, 2000, respectively. Programming costs is our largest single cost and we expect this to continue. Since programming cost is primarily based on numbers of subscribers, it will increase as we add more subscribers. Additionally, programming cost will increase as costs per channel increase over time.

- VOICE COST OF SERVICES. Voice cost of services consist primarily of transport cost and network access fees. The voice cost of services as a percentage of revenues were approximately 80.0% and 53.8% for the years ended December 31, 1999 and 2000, respectively.

- DATA AND OTHER COST OF SERVICES. Data and other cost of services consist primarily of transport cost and network access fees. The data and other cost of services as a percentage of revenues were approximately 10.7% and 11.1% for the years ended December 31, 1999 and 2000, respectively.


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

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     REVENUES. Operating revenues increased 32.7% from $44.9 million for the year ended December 31, 1999 to $59.6 million for the year ended December 31, 2000. Our increased revenues are primarily due to a higher number of connections during the year ended December 31, 2000 compared to 1999. The additional connections resulted primarily from:

     - the extension of our broadband networks in the Augusta, Charleston and Panama City markets;

     - the upgrade of existing networks to broadband capacity in Huntsville and Panama City; and

     - internal growth in connections generated by our sales and marketing efforts.

     EXPENSES. Our operating expenses, excluding depreciation and amortization, increased 28.7%, from $58.6 million for the year ended December 31, 1999 to $75.4 million for the year ended December 31, 2000. The cost of services component of operating expenses increased 23%, from $21.4 million for 1999 to $26.3 million for 2000. Our selling, operations, and administration expenses increased 31.9%, from $37.2 million for 1999 to $49.1 million for 2000. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of subscribers and the number of employees associated with such expansion and growth into new markets.

     Our depreciation and amortization expenses increased 47.1% from $35.3 million for the year ended December 31, 1999 to $52 million for the year ended December 31, 2000. The increase in depreciation is primarily due to the expansion of our networks and growth in to new markets

     OTHER INCOME AND EXPENSES. Our interest income was $1.5 million for the year ended December 31, 1999, compared to $174,000 for the year ended December 31, 2000. The interest income reflects the interest earned from the investment of certain proceeds received from the issuance of the senior discount notes in October 1997. The decrease in interest income is due to the draw down of marketable securities to fund planned expansion and acquisitions.

     Our interest expense increased from $33.5 million for the year ended December 31, 1999 to $38.9 million for the year ended December 31, 2000. The increase in interest expense reflects the accrual of the interest attributable to the senior discount notes issued in October 1997.

     INCOME TAX BENEFIT. We recorded an income tax benefit of $20.7 million for the year ended December 31, 1999 compared to an income tax benefit of $3.4 million for the year ended December 31, 2000. The income tax benefit resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding, which became effective in August 1998. Effective February 7, 2000, the date of our spin-off from ITC Holding, we no longer participate in the tax agreement. Therefore the tax effect of taxable losses incurred subsequent to February 7, 2000 are not realized as a tax benefit, but reserved for until we experience taxable income, at which time a tax benefit will be recorded.

     NET LOSS. We incurred a net loss of $60.3 million for the year ended December 31, 1999 compared to a net loss of $104.5 million for the year ended December 31, 2000. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets.

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

     Item 8 is incorporated by reference to pages F-1 through F-16 and S-1 through S-2 herein.

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

               Report of Independent Public Accountants.

               Consolidated Balance Sheets as of December 31, 1999 and 2000.

               Consolidated Statements of Operations for the Years Ended
                    December 31, 1998, 1999 and 2000.

               Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1998, 1999 and 2000.

               Consolidated Statements of Stockholders' (Deficit) Equity for the
                    Years Ended December 31, 1998, 1999 and 2000.

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

   (a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

                    Exhibit
                    Number                           Exhibit Description
                  ---------        ---------------------------------------------------------------
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

                    3.3 Certificate of Amendment of Certificate of Incorporation of Knology Broadband, Inc. (Incorporated herein by reference from Exhibit 3-1 to Knology Broadband's Quarterly Report on
                              Form 10-Q for the quarter ended September 30,
                              2000).

                    3.4 Certificate of Amendment to Certificate of Designation of Preferred Stock. (Incorporated herein by reference from Exhibit 3.2 to KNOLOGY Holdings, Inc.'s Form 10-Q for the quarter ended March 31, 1998)).

                    3.5 Certificate of Amendment to Certificate of Designation of Preferred Stock of Knology Broadband, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Broadband's Quarterly Report on Form 10-Q for the quarter ended June 30,
                              2000).

                    3.6 Amended and Restated Bylaws of KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 3.2 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 23rd day of March, 2001.


                                              KNOLOGY BROADBAND, INC.


                                              By: /s/ Rodger L. Johnson
                                                  -----------------------------
                                                  Rodger L. Johnson
                                                  President and Chief Executive
                                                   Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.


        Signature                           Title                        Date
---------------------------    ----------------------------------    ---------------------

/s/ Rodger L. Johnson          President, Chief Executive Officer     March 23, 2001
---------------------------    and Director (Principal executive
Rodger L. Johnson              officer)


/s/ Robert K. Mills            Chief Financial Officer                March 23, 2001
---------------------------    (Principal Financial and
Robert K. Mills                Accounting Officer)


/s/ Campbell B. Lanier, III    Chairman of the Board                  March 23, 2001
---------------------------    and Director
Campbell B. Lanier, III


/s/ William H. Scott, III      Director                               March 23, 2001
---------------------------
William H. Scott, III


                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                        Page
                                                                                                                      --------
Report of Independent Public Accountants............................................................................    F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000........................................................    F-3

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1999 and 2000..........................    F-4

Consolidated Statements of Stockholders' Deficit and Comprehensive Loss for the Years Ended
December 31, 1998, 1999 and 2000....................................................................................    F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1999 and 2000..........................    F-6

Notes to Consolidated Financial Statements..........................................................................    F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Knology Broadband, Inc.:

     We have audited the accompanying consolidated balance sheets of KNOLOGY BROADBAND, INC. (a Delaware corporation, a wholly owned subsidiary of Knology, Inc.) AND SUBSIDIARIES as of December 31, 1999 and 2000 and the related consolidated statements of operations, stockholders' deficit and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knology Broadband, Inc. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP


Atlanta, Georgia
February 13, 2001

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                 ----------------------------------------------
                                                                                         1999                     2000
                                                                                 ----------------------   ---------------------

                                                              ASSETS
CURRENT ASSETS:
        Cash and cash equivalents                                                              $ 6,250               $       0
        Marketable securities                                                                    6,069                       0
        Accounts receivable, net of allowance for doubtful accounts of $580 and $562 as of December 31, 1999 and 2000,
         respectively                                                                            5,515                   6,872
       Accounts receivable--affiliates                                                          18,334                   4,287
       Prepaid expenses                                                                            750                     815
                                                                                 ---------------------    --------------------
                   Total current assets                                                         36,918                  11,974
                                                                                 ---------------------    --------------------
PROPERTY, PLANT AND EQUIPMENT:
       System and installation equipment                                                       238,936                 344,528
       Test and office equipment                                                                10,769                  19,500
       Automobiles and trucks                                                                    4,278                   6,159
       Production equipment                                                                        869                     886
       Land                                                                                      2,449                   2,449
       Buildings                                                                                12,070                  12,231
       Inventory                                                                                21,460                  23,244
       Leasehold improvements                                                                      759                     903
                                                                                 ---------------------    --------------------
                                                                                               291,590                 409,900
       Less accumulated depreciation and amortization                                          (35,292)                (73,694)
                                                                                 ---------------------    --------------------
                   Property, plant, and equipment, net                                         256,298                 336,206
                                                                                 ---------------------    --------------------
OTHER LONG-TERM ASSETS:
       Intangible assets, net                                                                   31,389                  18,946
       Deferred issuance costs, net                                                              7,878                   6,868
       Investments                                                                               1,412                   5,080
       Other                                                                                       137                     111
                                                                                 ---------------------    --------------------
Total assets                                                                                 $ 334,032               $ 379,185
                                                                                 =====================    ====================


                LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
       Current portion of capital lease                                                           $ 12                    $ 12
       Accounts payable                                                                         13,396                  22,245
       Accrued liabilities                                                                       5,588                  11,130
       Advances from affiliates                                                                 14,976                       0
       Unearned revenue                                                                          2,624                   3,115
                                                                                 ---------------------    --------------------
               Total current liabilities                                                        36,596                  36,502
                                                                                 ---------------------    --------------------

NONCURRENT LIABILITIES:
       Notes payable                                                                            19,111                  15,562
       Notes payable to affiliate                                                                    0                  10,000
       Senior discount notes, net of discount                                                  319,232                 358,532
                                                                                 ---------------------    --------------------
                   Total liabilities                                                           374,939                 420,596
                                                                                 ---------------------    --------------------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
WARRANTS (NOTE 3)                                                                                    0                       0

STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, $.01 par value per share; 0 shares
       authorized, no issued and outstanding at December 31, 1999 and 2000                           0                       0

  Common stock, $.01 par value per share; 100 shares authorized, and
       100 shares issued and outstanding at December 31, 1999 and 2000                               0                       0

       Additional paid-in capital                                                               69,278                 173,258
       Accumulated deficit                                                                    (110,154)               (214,669)
       Unrealized loss on marketable securities                                                    (31)                      0
                                                                                  --------------------------------------------
                   Total stockholders' deficit                                                 (40,907)                (41,411)
                                                                                  --------------------------------------------

                   Total liabilities and stockholders' deficit                               $ 334,032               $ 379,185
                                                                                  =====================   ====================

      The accompanying notes are an integral part of these consolidated balance sheets.

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                         ---------------------------------------------------------
                                                                               1998                 1999                2000
                                                                         ---------------    --------------------   ---------------
OPERATING REVENUES:
     Video                                                               $        22,194    $        33,991   $       40,841
     Voice                                                                         3,290              8,158           13,210
     Data services and other                                                         287              2,781            5,564
                                                                         ---------------    ---------------   --------------
             Total operating revenues                                             25,771             44,930           59,615
                                                                         ---------------    ---------------   --------------


OPERATING EXPENSES:
     Costs and expenses, excluding depreciation and amortization                  37,248             58,588           75,391
     Depreciation and amortization                                                12,367             35,324           51,950
                                                                         ---------------    ---------------   --------------
             Total operating expenses                                             49,615             93,912          127,341
                                                                         ---------------    ---------------   --------------
     OPERATING LOSS                                                              (23,844)           (48,982)         (67,726)
                                                                         ---------------    ---------------   --------------
OTHER INCOME (EXPENSE):
        Interest income                                                            9,639              1,479              174
        Interest expense                                                         (28,676)           (33,452)         (39,108)
        Other income (expense), net                                                  202                (40)          (1,277)
                                                                         ---------------    ---------------   --------------
             Total other expense                                                 (18,835)           (32,013)         (40,211)
                                                                         ---------------    ---------------   --------------
LOSS BEFORE INCOME TAXES AND CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                    (42,679)           (80,995)        (107,937)
INCOME TAX BENEFIT                                                                 6,786             20,720            3,422
                                                                         ---------------    ---------------   --------------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE                                                     (35,893)           (60,275)        (104,515)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE (NOTE 2)                                                             (583)                 0                0
                                                                         ---------------    ---------------   --------------

NET LOSS                                                                         (36,476)           (60,275)        (104,515)
                                                                         ===============    ===============   ==============


      The accompanying notes are an integral part of these consolidated financial statements.

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                             AND COMPREHENSIVE LOSS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                                        TOTAL
                                               COMMON STOCK      ADDITIONAL                UNREALIZED   STOCK-
                                           -------------------    PAID-IN   (ACCUMULATED      GAINS     EQUITY
                                            SHARES      AMOUNT    CAPITAL     DEFICIT)      (LOSSES)  (DEFICIT)
                                           ---------   --------  ---------  ------------   ---------- ---------
BALANCE, December 31, 1997                        99   $      0  $ 65,060     $(13,403)       $ (21)   $51,636
Comprehensive Loss:
    Net loss                                       0          0         0      (36,476)           0    (36,476)
    Unrealized gain on marketable
      securities                                   0          0         0            0           23          23

                                                                                                     ---------
         Comprehensive Loss                                                                            (36,453)
                                                                                                     ---------

    Issuance of common stock under option
      plan                                         0          0         3            0            0          3
    Beach Cable purchase price
      adjustment                                   0          0      (199)           0            0       (199)
                                          ----------   --------  --------   ----------    ---------  ---------
BALANCE, December 31, 1998                        99          0    64,864      (49,879)           2     14,987
Comprehensive Loss:
    Net loss                                       0          0         0      (60,275)           0    (60,275)
    Unrealized loss on marketable
      securities                                   0          0         0            0          (33)       (33)

                                                                                                     ---------
         Comprehensive Loss                                                                            (60,308)
                                                                                                     ---------

Exercise of SCANA warrants                         1          0     1,925            0            0      1,925
Reclass of bond warrants to parent
    company                                        0          0     2,487            0            0      2,487
Stock options exercised                            0          0         2            0            0          2
                                          ----------   --------  --------   ----------   ----------  ---------
BALANCE, December 31, 1999                       100          0    69,278    $(110,154)         (31)   (40,907)
Comprehensive Loss:
    Net loss                                       0          0         0     (104,515)           0   (104,515)
    Unrealized loss on marketable
      securities                                   0          0         0            0           31         31

                                                                                                     ---------
         Comprehensive Loss                                                                           (104,484)
                                                                                                     ---------

Equity infusion from parent                        0          0   103,957            0            0    103,957
Exercise of stock options                          0          0        23            0            0         23
                                          ----------   --------  --------   ----------    ---------  ---------
BALANCE, December 31, 2000                       100   $      0  $173,258    $(214,669)   $       0  $ (41,411)
                                          ==========   ========  ========   ==========    =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                         YEARS ENDED DECEMBER 31,
                                                                        ----------------------------------------------------------
                                                                                 1998               1999             2000
                                                                        ------------------------  ----------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $ (36,476)        $ (60,275)     $ (104,515)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
       Depreciation and amortization                                                     12,367            35,324          51,950
       Amortization of bond discount                                                     13,296            14,944          16,784
       Gain (loss) on disposition of assets                                                  62                (7)            344
       Cumulative effect of change in accounting principle                                  583                 0               0
       Interest related to exercise of warrants                                               0               795               0
       Changes in operating assets and liabilities:
          Accounts receivable                                                           (10,286)           (5,856)         (1,357)
          Accounts receivable- affiliate                                                      -                 -          14,047
          Prepaid expenses and other                                                       (394)             (319)             (7)
          Accounts payable                                                               10,870            (3,708)          8,850
          Accrued liabilities and interest                                               27,639            14,192          28,056
          Unearned revenue                                                                1,209               508             491
                                                                        ------------------------  ----------------   -------------
             Total adjustments                                                           55,346            55,873         119,158
                                                                        ------------------------  ----------------   -------------
             Net cash provided by (used in) operating activities                         18,870            (4,402)         14,643
                                                                        ------------------------  ----------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                              (111,272)          (82,968)       (118,851)
     Purchase of investments and acquisitions, net of
       cash acquired                                                                    (67,733)                0          (3,668)
     Organizational cost expenditures                                                      (252)                0               0
     Purchase of investments                                                                  0                 0               0
     Proceeds from the sale of investments                                              161,650            60,162           6,069
     Investment in ClearSource                                                             (825)             (587)              0
     Proceeds from sale of property                                                          32                75             102
     Other                                                                                 (247)              165               0
                                                                        ------------------------  ----------------   -------------
          Net cash used in investing activities                                         (18,647)          (23,153)       (116,348)
                                                                        ------------------------  ----------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on debt and short-term borrowings                                   (12)              (12)         (3,549)
     Expenditures related to issuance of debt and credit facility                        (1,499)              (52)              0
     Proceeds from the issuance of common stock                                               3                 2               0
     Proceeds from the issuance of debt and short-term borrowings                             0            19,000               0
     Equity infusion from parent                                                              0                 0         103,957
     Stock options exercised                                                                  0                 0              23
     Proceeds from the issuance of warrants                                                   0             1,130               0
     Proceeds from issuance of Promissory Note to parent                                      0                 0          10,000
     Advances from parent                                                                     0            14,976         (14,976)
     Advances to affiliate                                                                    0            (6,099)              0
                                                                        ------------------------  ----------------   -------------
          Net cash provided by (used in) financing activities                            (1,508)           28,945          95,455
                                                                        ------------------------  ----------------   -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                (1,285)            1,390          (6,250)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            6,145             4,860           6,250
                                                                        ------------------------  ----------------   -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                                  4,860             6,250               0
                                                                        ========================  ================   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

     Cash paid during the year for interest                                                  11               530             493
                                                                        ========================  ================   =============
     Cash received during period for income taxes                                             -            10,010          16,718
                                                                        ========================  ================   =============
     Detail of investments and acquisitions:
       Property, plant and equipment                                                     30,134                 0               0
       Intangible assets                                                                 37,599                 0               0
       Liabilities assumed                                                                    0                 0               0
       Common and/or Preferred Stock received (issued)                                        0                 0               0
                                                                        ------------------------  ----------------   -------------
       Net cash paid for acquisitions                                                  $ 67,733                 0               0
                                                                        ========================  ================   =============

  The accompanying notes are an integral part of these consolidated financial statements.

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1998, 1999, and 2000

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

1.   ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

ORGANIZATION

     Knology Broadband, Inc. (the "Company"), formerly Knology Holdings, Inc., was incorporated in Delaware in November 1995 under the name CyberNet Holding, Inc.

     The Company was previously a subsidiary of ITC Holding Company ("ITC Holding"). In November 1999, ITC Holding completed a reorganization of the Company and its subsidiaries and certain of its other wholly owned and majority owned, subsidiaries ("the Reorganization"), in which ITC Holding contributed its 85% interest in the Company to Knology, Inc. The Company's minority stockholders exchanged the remaining 15% of the Company for shares in Knology, Inc. Knology, Inc., previously a wholly owned subsidiary of ITC Holding, was incorporated under the laws of the State of Delaware in September 1998 to enable ITC Holding to complete the Reorganization. As a result of the Reorganization, the Company is now a wholly owned subsidiary of Knology, Inc.

NATURE OF BUSINESS

     The Company owns and operates advanced interactive broadband networks and provides residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, high-speed Internet access and broadband carrier services to various markets in the southeastern United States. The Company has experienced operating losses as a result of the expansion of the advanced broadband communications networks and services into new and existing markets. The Company expects to continue to focus on increasing its customer base and expanding its broadband operations. Accordingly, the Company expects that its operating expenses and capital expenditures will continue to increase as it extends its broadband communications networks in accordance with its business plan. While management expects its expansion plans to result in profitability, there can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability and/or positive cash flow.

BASIS OF PRESENTATION

     The consolidated financial statements are prepared on the accrual basis of accounting and include the accounts of the Company and all subsidiaries. All significant intercompany balances have been eliminated. Certain prior year amounts have been reclassed to conform with the current year presentation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company considers all short-term, highly liquid investments with an original maturity date of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

MARKETABLE SECURITIES

     The Company's marketable securities are categorized as available-for-sale securities, as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains and losses are reflected net as a separate component of comprehensive income until realized. For the purpose of computing realized gains and losses, cost is identified on a specific identification basis. Securities available for sale at December 31, 1999 are primarily comprised of commercial paper.

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

                                                                  Years
                                                                 -------
       Buildings................................................     25
       System and installation
        equipment...............................................   7-10
       Production equipment.....................................      7
       Test and office equipment................................    3-7
       Automobiles and trucks...................................      5
       Leasehold improvements...................................      5

     Inventories are valued at the lower of cost or market (determined on a weighted average basis) and include customer premise equipment and certain plant construction materials. These items are transferred to system and installation equipment when installed.

     Interest is capitalized in connection with the construction of the Company's broadband networks. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Approximately $2,469, $3,040 and $2,329 of interest cost was capitalized in 1998, 1999 and 2000, respectively.

INTANGIBLE ASSETS

     Intangible assets include the excess of the purchase price of acquisitions over the fair value of net assets acquired as well as various other acquired intangible assets. Intangible assets and the related useful lives and accumulated amortization at December 31, 1999 and 2000 are as follows:

                                                                     Amortization
                                                                        Period
                                            1999           2000        (Years)
                                        ------------   ------------  ------------
  Goodwill..........................    $     10,915   $     10,915     10-40
  Subscriber base...................          34,429         34,429         3
  Noncompete agreement..............           1,500          1,500         3
  Other.............................             405            405     10-15
                                        ------------   ------------
                                              47,249         47,249
  Less accumulated amortization               15,860         28,303
                                        ------------   ------------
  Intangibles, net..................    $     31,389   $     18,946
                                        ============   ============

     During 1998, the Company adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which requires that all nongovernmental entities expense costs of start-up activities, including preoperating, preopening, and organization activities, as the costs are incurred. Adoption of this statement resulted in a cumulative effect of change in accounting principle of $583 in 1998.

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

DEFERRED ISSUANCE COSTS

  Deferred issuance costs include costs associated with the issuance of debt and the consummation of a credit facility (Note 3). Deferred issuance costs and the related useful lives and accumulated amortization at December 31, 1999 and 2000 are as follows:

                                                                  Amortization
                                                                     Period
                                               1999      2000       (Years)
                                              -------   -------   ------------
     Deferred issuance costs...............   $ 9,434   $ 9,434           4-10

     Accumulated amortization..............    (1,556)   (2,566)
                                              -------   -------
     Deferred issuance costs, net..........   $ 7,878   $ 6,868
                                              =======   =======

LONG-LIVED ASSETS

  The Company follows SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and cost in excess of net assets acquired related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of adopting SFAS No. 121 was not material to the Company's consolidated financial statements.

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

INVESTMENTS

  Investments and equity ownership in associated companies consisted of the following at December 31, 1999 and 2000:

                                                           1999         2000
                                                          ------       ------
     Nonmarketable investments, at cost:

        ClearSource common and preferred stock,
           545 and 1,155 shares in
           1999 and 2000, respectively..................  $1,412       $5,075

        Grande Communications common stock,
           0 and 500,000 shares in
           1999 and 2000, respectively..................       0            5
                                                          ------       ------

                     Total investments..................  $1,412       $5,080
                                                          ======       ======

  At December 31, 2000, the Company, through its wholly owned subsidiaries, owned approximately 7.6% of ClearSource, Inc. ("ClearSource"). ClearSource was formed during 1998 to build and operate advanced broadband networks offering a bundle of communications services to residential and business customers. The Company's investments in ClearSource and Grande are accounted for under the cost method of accounting.

REVENUE RECOGNITION

  The Company's revenues are recognized when services are provided, regardless of the period in which they are billed. Fees billed in advance are included in the accompanying consolidated balance sheets as unearned revenue and are deferred until the month the service is provided.

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

ADVERTISING COSTS

     The Company expenses all advertising costs as incurred. Approximately $576, $1,298, and $1,660 of advertising expense are recorded in the Company's consolidated statements of operations for the years ended December 31, 1998, 1999, and 2000, respectively.

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

     Effective August 1998, the Company was included in the consolidated federal income tax return of ITC Holding. The Company and its subsidiaries file separate state income tax returns. Under a tax sharing arrangement, the Company recorded an income tax benefit of $20,720 and $3,422 and an affiliate receivable in the amount of $12,206 and $4,222 at December 31, 1999 and 2000, respectively, for the utilization of net operating losses included in the consolidated tax return of ITC Holding. For the period from January 1, 1998 to July 31, 1998, the Company filed a separate federal income tax return. Subsequent to the Reorganization, the Company files a consolidated federal income tax return with Knology, Inc.

COMPREHENSIVE LOSS

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The Company has chosen to disclose comprehensive loss, which consists of net loss and unrealized gains (losses) on marketable securities, in the consolidated statements of stockholders' deficit and comprehensive loss. Prior years have been restated to conform to the SFAS No. 130 requirements.

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of the FASB Statement No. 133," in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an amendment of FASB No. 133," in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of the SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of the SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date is January 1, 2001. Upon adoption of the three statements, the Company expects no material impact to its results of operations or financial position.


3.   LONG-TERM DEBT

Long-term debt at December 31, 1999 and 2000 consists of the following:

                                                                                        1999       2000
                                                                                      --------   --------
               Senior Discount Notes, including interest, with a face value of
                 $444,100,000, bearing interest at 11.875%
                 beginning October 15, 2002, interest payable semiannually
                 beginning April 15, 2003 with principal and any unpaid
                 interest due October 15, 2007.....................................   $319,232   $358,532
               Senior secured credit facility, at a rate of
                 LIBOR plus 2.5%, interest payable quarterly with
                 principal and any unpaid interest due November 15, 2002...........     19,000     15,465
               Capitalized lease obligation, at a rate of 10%,
                 payable in quarterly installments of $6,304 through
                 December 2006, secured............................................        123        109
               Promissory Note, dated October 1, 2000, at a rate of 10%,
                 beginning October 1, 2000, interest payable quarterly beginning
                 January 1, 2001...................................................          0     10,000
                                                                                      --------   --------
                                                                                       338,355    384,106
               Less current maturities.............................................         12         12
                                                                                      --------   --------
                                                                                      $338,343   $384,094
                                                                                      ========   ========

Following are maturities of long-term debt for each of the next five years and thereafter as of December 31, 2000:

                            2001........  $     12
                            2002........    15,485
                            2003........        18
                            2004........        20
                            2005........    10,022
                            Thereafter..   469,675
                                          --------
                              Total.....  $495,232
                                          ========

     The fair value of the Senior Discount Notes at December 31, 2000 was estimated to be approximately $111,025, based on the closing bond price at year-end.

     On December 22, 1998, the Company entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp., which may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At the Company's option, interest will accrue based on either the Alternate Base Rate plus applicable margin or the LIBOR rate plus applicable margin as defined. Obligations under the credit facility will be secured by substantially all tangible and intangible assets of the Company and its current and future subsidiaries. The credit facility includes a number of covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries and their present and future subsidiaries to incur debt, create liens, pay dividends, make distributions or stock repurchases, make certain investments, engage in transactions with affiliates, sell assets, and engage in certain mergers and acquisitions. The credit facility also includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis. The credit facility allows the Company to borrow up to five times certain individual subsidiary's "consolidated adjusted cash flow" as defined in the credit facility. In connection with the initiation of the revolving credit facility, the Company incurred approximately $1,256 in related costs which are being amortized on a straight-line basis over the five-year term.

     In the fourth quarter of 1997, the Company issued units consisting of senior discount notes due in 2007 and warrants (the "Bond

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Warrants") to purchase Preferred Stock for gross proceeds of approximately $250 million. The notes were offered at a substantial discount from face value, with no interest payable for the first five years. Approximately $2.5 million of the gross proceeds was allocated to the Bond Warrants. Each Bond Warrant allows the holder to purchase .003734 shares of the Company's preferred stock. The Company incurred approximately $7.9 million in costs to issue the Senior Discount Notes. These costs are being amortized at an effective rate over the life of the notes. The indenture relating to the notes contains certain covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets, and engage in mergers and consolidations. The proceeds from the offering of the units have been, and will be, used to repay certain indebtedness of the Company, to fund expansion of the Company's business, and for additional working capital and general corporate purposes.

     In connection with the Reorganization (Note 1), the Company's warrant holders elected to exchange the Bond Warrants of the Company for warrants to purchase Knology, Inc.'s Series A preferred stock. The Company's Bond Warrants were subsequently cancelled.

     On June 2, 1997, the Company borrowed $3 million under a promissory note from SCANA Communications, Inc. ("SCANA") at 12% interest with an original maturity of June 30, 1997. In July 1997, and again in September 1997, the Company and SCANA amended the promissory note agreement to increase the borrowings to $10 million and to extend the maturity date until January 1, 1998. On September 29, 1997, the Company borrowed an additional $1 million at 12% interest under an oral agreement with SCANA with similar terms. In October 1999, the Company issued to SCANA warrants to purchase 753 shares of the Company's preferred stock in connection with these loans. SCANA exercised these warrants in November 1999. The weighted average exercise price of the warrant was $1,500 per share of preferred stock. The Company received net proceeds of $1.1 million and recorded the fair value of the warrants, as determined by the Black-Scholes option pricing model, of $1.9 million to additional paid in capital. Related interest expense of $0.8 million was recorded in the accompanying consolidated statements of operations. SCANA elected to exchange its 753 shares of Knology Broadband preferred stock for 451,800 shares of Knology, Inc. preferred stock in connection with the Reorganization (Note 1).

4.   OPERATING LEASES

     The Company leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

     Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000 are as follows:

                2001..................................   $  535
                2002..................................      368
                2003..................................      348
                2004..................................      349
                2005..................................      349
                Thereafter............................    1,720
                                                         ------
                    Total minimum lease payments......   $3,669
                                                         ======

     Total rental expense for all operating leases was approximately $181, $213, and $600 for the years ended December 31, 1998, 1999, and 2000, respectively.

5.   COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

     The Company has entered into contracts with various entities to provide programming. The Company pays a monthly fee as cost for the programming services, generally based on the number of average subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Certain contracts have minimum monthly fees. The Company estimates that it will pay approximately $23 million in programming fees under these contracts during 2001.

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

LEGAL PROCEEDINGS

     In the normal course of business, the Company is subject to various litigation; however, in management's opinion, there are no legal proceedings pending against the Company which would have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

6.   INCOME TAXES

     The benefit for income taxes from continuing operations consisted of the following for the years ended December 31, 1998, 1999 and 2000:

                                          1998           1999          2000
                                        --------       --------      --------
Current................................ $  6,786       $ 20,720      $  3,422
Deferred...............................    5,315          9,468        32,618
Increase in valuation
  allowance............................   (5,315)        (9,468)      (32,618)
                                        --------       --------      --------
Income tax benefit..................... $  6,786       $ 20,720      $  3,422
                                        ========       ========      ========

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 1999 and 2000 are as follows:

                                                1999                 2000
                                              --------             --------
    Deferred tax assets:
     Net operating loss
      carryforwards........................... $ 10,889             $ 39,619
     Deferred bond interest..................    26,118               38,914
     Other...................................       394                1,548
     Valuation allowance.....................   (24,056)             (56,674)
                                              ---------            ---------
          Total deferred tax
             assets..........................    13,345               23,407
     Deferred tax liabilities:
     Depreciation and amortization...........    13,345               23,407
                                              ---------            ---------
     Net deferred income taxes...............  $      0             $      0
                                              =========             ========

     At December 31, 2000, the Company had available federal net operating loss carryforwards of approximately $100.3 million which expire from 2010 to 2019. The Company also has state net operating loss carryforwards totaling approximately $171.4 million. Unless utilized, the state net operating loss carryforwards expire from 2005 to 2020. Management has recorded a total valuation allowance of $56.7 million on these operating loss carryforwards, the majority of which contain limitations on utilization.

     A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 1998, 1999, and 2000 is as follows:

                                               1998       1999       2000
                                               ----       ----       ----
     Income tax benefit at
       statutory rate.......................     34%        34%        34%
     State income taxes, net of federal
       benefit..............................      5          3          3
     Other..................................     12          0         (4)
     Increase in valuation allowance........    (35)       (12)       (30)
                                               ----       ----       ----
         Income tax benefit.................     16%        25%         3%
                                               ====       ====       ====

7.   EQUITY INTERESTS

CAPITAL TRANSACTIONS

     At December 31, 2000, the Company has authorized 100 shares of $.01 par value common stock and 0 shares of $.01 par value convertible preferred stock at December 31, 2000. In February 1998, the Company completed a 150-for-1 stock split of the Company's common stock, par value $.01 per share, which was effected in the form of a stock dividend of new shares of common stock. In connection with the stock split, the Company increased the number of shares of authorized common stock from 200,000 to 16,000,000 and changed the

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

conversion ratio between the common stock and the preferred stock from 1 to 1 to a ratio of 150 to 1. On June 30, 2000, the Company converted each share of its preferred stock into 150 shares of common stock. Subsequent to the conversion, the Company completed a 1-for-75,912 stock split, the financial statements have been retroactively restated to give effect to the conversion and stock split. The Company also decreased the number of shares authorized from 16.1 million to 100 shares.

     On October 1, 2000, the Company entered into a note agreement with Knology, Inc. in the amount of $10.0 million dollars. The note bears an annual interest rate of 10%, payable quarterly beginning January 1, 2001, and is payable in full on October 1, 2005. In connection with the note agreement, the Company reclassified all previously recorded advances from affiliates in excess of $10.0 million dollars, or approximately $104.0 million dollars, to additional paid in capital.

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


STOCK OPTION PLAN

     In November 1999, Knology, Inc. assumed the Company's 1995 stock option plan.

8.   RELATED-PARTY TRANSACTIONS

     ITC Holding occasionally provides certain administrative services, such as legal and tax planning services, for the Company. The costs of these services are charged to the Company based primarily on the salaries and related expenses for certain of the ITC Holding executives and an estimate of their time spent on projects specific to the Company. For the years ended December 31, 1998, 1999, and 2000, the Company recorded approximately $102, $29, and $19 respectively, in selling, operations, and administrative expenses related to these services. In the opinion of management, amounts charged to the Company are consistent with costs that would be incurred from third party providers.

     Certain of ITC Holding's affiliates provide the Company with various services and/or receive services provided by the Company. These entities include InterCall, Inc., which provides conference calling services. In addition, the Company receives services from ITC DeltaCom, Inc., an affiliate of ITC Holding which provides wholesale long-distance and related services and which leases capacity on certain of its fiber routes. ITC Holding also holds equity investments in Powertel, Inc., which provides cellular services to the Company. In management's opinion, the Company's transactions with these affiliated entities are representative of arm's-length transactions.

     For the years ended December 31, 1998, 1999, and 2000, the Company received services from these affiliated entities in the amounts of approximately $1,681, $1,984, and $2,086, respectively, which are reflected in cost of services and selling, operations, and administrative expenses in the Company's consolidated statements of operations.

     The Company also received services from its affiliates, Interstate Telephone Company and Valley Telephone Company Inc., both of which are local exchange carriers. Services received for the years ended December 31, 1998, 1999 and 2000 totaled approximately $327, $964 and $2,243.

     The Company also provides switching, programming, and other services for various affiliated companies on a contracted or time and materials basis. Total amounts paid by the affiliated companies for these services approximated $74, $322 and $388 for the years ended December 31, 1998, 1999 and 2000 and are reflected in operating revenues in the Company's consolidated statements of operations.

     During 1999 and 2000, the Company leased office space to ITC DeltaCom, Inc. and Powertel, Inc. Approximately $152 and $126 of lease income related to these transactions is recorded as other income in the Company's consolidated statements of operations for the years ended December 31, 1999 and 2000, respectively.

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     Relatives of the stockholders of ITC Holding are stockholders and employees of the Company's insurance provider. The costs charged to the Company for insurance services were approximately $386, $977, and $1,164 for the years ended December 31, 1998, 1999, and 2000, respectively.

9.   BUSINESS ACQUISITIONS

CABLE ALABAMA ACQUISITION

     On October 30, 1998, the Company acquired substantially all of the assets of Cable Alabama Corporation ("Cable Alabama") for approximately $60.7 million in cash and also purchased for $5 million in cash certain real property located in Huntsville, Alabama. Cable Alabama owned and operated a cable television system serving the Huntsville, Alabama area. The acquisition has been accounted for under the purchase method of accounting.

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

                                                         1998
                                                      -----------
             Operating revenues...................    $    35,987
             Loss before extraordinary items......        (45,959)
             Net loss.............................        (46,542)

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

     The Company owns and operates advanced interactive broadband networks and provides residential and business customers broadband communications services, including analog and digital cable television, local and long-distance telephone and Internet services. Internet services include high-speed Internet access via cable modems, local transport services, such as local Internet transport, special access, local private line, and local exchange transport services.

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                    DATA
                                                    SERVICES
                                VIDEO      VOICE    AND OTHER    CONSOLIDATED
                               -------   ---------  ---------    ------------
     1998
     Operating revenues......  $22,194    $ 3,290     $  287       $25,771
     Cost of services........    9,151      2,603        101        11,855
                               -------    -------     ------       -------
     Gross margin............  $13,043    $   687     $  186       $13,916
                               =======    =======     ======       =======
     1999
     Operating revenues......  $33,991    $ 8,158     $2,781       $44,930
     Cost of services........   14,528      6,535        296        21,359
                               -------    -------     ------       -------
     Gross margin............  $19,463    $ 1,623     $2,485       $23,571
                               =======    =======     ======       =======
     2000
     Operating revenues......  $40,841    $13,210     $5,564       $59,615
     Cost of services........   17,883      7,772        615        26,270
                               -------    -------     ------       -------
     Gross margin............  $22,958    $ 5,438     $4,949       $33,345
                               =======    =======     ======       =======

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited in accordance with generally accepted auditing standards, the financial statements of KNOLOGY BROADBAND, INC. AND SUBSIDIARIES included in this Annual Report on Form 10-K and have issued our report thereon dated February 13, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II-- Valuation and Qualifying Accounts ("Schedule II") is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen

Atlanta, Georgia
February 13, 2001

                                  SCHEDULE II


                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES


                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000

                            (THOUSANDS OF DOLLARS)

                                           YEAR          YEAR          YEAR
                                          ENDED         ENDED         ENDED
                                       DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                           1998          1999          2000
                                       ------------  ------------  ------------
Allowance for doubtful accounts,
balance at beginning of year             $   109        $  394       $   580

Addition charged to cost and expense       1,303         1,145         1,573

Deductions                                (1,018)         (959)       (1,591)
                                         -------        ------       -------

Allowance for doubtful accounts,
balance at end of year                   $   394        $  580       $   562
                                         =======        ======       =======