Form 10-Q
period 2001-03-31
KNOLOGY BROADBAND INC
filed 2001-05-15
CIK 1048932

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


                            YES [X]*         NO [ ]

  As of April 30, 2001, there were 100 shares of the registrant's Common Stock outstanding.

  The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure format.

*The registrant does not have any class of equity registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
                         QUARTER ENDED MARCH 31, 2001
                                     INDEX

                                                                           PAGE
                                                                           ----
PART I      FINANCIAL INFORMATION

  ITEM 1    FINANCIAL STATEMENTS                                             2
            Consolidated Balance Sheets                                      2
            Consolidated Statements of Operations                            3
            Consolidated Statement of Cash Flows                             4
            Notes to Consolidated Financial Statements                       5
  ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS                                        6
  ITEM 3    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK       8

PART II  OTHER INFORMATION

  ITEM 1    LEGAL PROCEEDINGS                                                8
  ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS                        8
  ITEM 3    DEFAULTS UPON SENIOR SECURITIES                                  8
  ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                9
  ITEM 5    OTHER INFORMATION                                                9
  ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                 9


                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                MARCH 31, 2001
                            (DOLLARS IN THOUSANDS)

                                                        March 31,  December 31,
                                                          2001        2000
                                                        ---------  ------------
               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                             $    748    $      -
   Accounts receivable, net                                 6,540       6,872
   Affiliate receivable                                     4,303       4,287
   Prepaid expenses and other                               1,110         815
                                                         --------    --------
          Total current assets                             12,701      11,974

PROPERTY AND EQUIPMENT, net                               346,055     336,206

INVESTMENTS                                                 5,125       5,080

INTANGIBLE AND OTHER ASSETS, net                           22,714      25,814

OTHER                                                         148         111
                                                         --------    --------
          Total assets                                   $386,743    $379,185
                                                         ========    ========

                LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                     $     12    $     12
   Accounts payable                                        12,159      22,245
   Accrued liabilities                                      7,640      11,130
   Unearned revenue                                         3,662       3,115
                                                        ---------    --------
          Total current liabilities                        23,473      36,502

NONCURRENT LIABILITIES:
   Long-term notes payable                                 25,558      25,562
   Senior discount notes, net of discount                 369,036     358,532
                                                        ---------   ---------
          Total noncurrent liabilities                    394,594     384,094

          Total liabilities                               418,067     420,596

STOCKHOLDERS' (DEFICIT) EQUITY
   Common Stock                                                 -           -
   Additional paid-in capital                             213,481     173,258
   Accumulated deficit                                   (244,805)   (214,669)
                                                        ---------   ---------
          Total stockholders' deficit                     (31,324)    (41,411)
                                                        ---------   ---------
          Total liabilities and stockholders' equity    $ 386,743   $ 379,185
                                                        =========   =========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                 Three Months Ended
                                                       March 31,
                                                   2001         2000
                                                  ------       ------


OPERATING REVENUES                               $  17,639    $ 13,294
                                                 ---------    --------
OPERATING EXPENSES:
   Costs and expenses, excluding
     depreciation and amortization                  21,012      16,493
   Depreciation and amortization                    16,079      11,377
                                                 ---------    --------
              Total                                 37,091      27,870
                                                 ---------    --------

OPERATING LOSS                                     (19,452)    (14,576)

OTHER INCOME AND EXPENSES:
   Interest income                                      26          72
   Interest expense                                (10,301)     (9,288)
   Other (expense) income, net                        (409)         20
                                                 ---------    --------
              Total                                (10,684)     (9,196)
                                                 ---------    --------

LOSS BEFORE INCOME TAX BENEFIT                     (30,136)    (23,772)

INCOME TAX BENEFIT                                       -       1,756
                                                 ---------    --------
 NET LOSS                                         $(30,136)   $(22,016)
                                                 =========    ========



             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                            (DOLLARS IN THOUSANDS)

                                                                      Three Months Ended
                                                                           March 31,
                                                                       2001        2000
                                                                       ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $(30,136)   $(22,016)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
       Depreciation and amortization                                  16,079      11,377
       Gain on disposition of assets                                       -          (3)
       Amortization of bond discount                                   4,487       3,995
       Changes in operating assets and liabilities:
          Accounts receivable                                            332         668
          Accounts receivable - affiliate                                (16)      3,558
          Prepaid expenses and other                                    (333)       (391)
          Accounts payable                                            (9,836)      1,025
          Accrued liabilities and interest                             2,278       4,221
          Unearned revenue                                               546         252
                                                                    --------    --------
            Total adjustments                                         13,537      24,702
                                                                    --------    --------
            Net cash (used in) provided by operating activities      (16,599)      2,686
                                                                    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of retirements                          (22,551)    (22,731)
   Investments                                                           (45)         (5)
   Organizational and franchise cost expenditures, net                  (275)        (25)
   Proceeds form sales of assets                                           -          15
   Proceeds from sales of marketable securities, net                       -       6,069
                                                                    --------    --------
          Net cash used in investing activities                      (22,871)    (16,677)
                                                                    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from affiliates                                           40,222       7,762
   Principal payments on debt                                             (4)          -
                                                                    --------    --------
          Net cash provided by financing activities                   40,218       7,762
                                                                    --------    --------

NET INCREASE (DECREASE) IN CASH                                          748      (6,229)

CASH AT BEGINNING OF PERIOD                                                -       6,250
                                                                    --------    --------
CASH AT END OF PERIOD                                               $    748    $     21
                                                                    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                         $    655    $    494

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2001 (UNAUDITED)

             (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

1.   ORGANIZATION AND NATURE OF BUSINESS

    Knology Broadband, Inc. (the "Company"), formerly KNOLOGY Holdings, Inc., is a wholly owned subsidiary of Knology, Inc. The Company offers residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services, using advanced interactive broadband networks. The Company operates interactive broadband networks in six metropolitan areas (collectively the "Systems"): Huntsville and Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; and Charleston, South Carolina.

    The Company has experienced operating losses as a result of the expansion of its advanced interactive broadband communications networks and services into new and existing markets. Management expects to continue to focus on increasing the customer base and expanding the Company's broadband operations. Accordingly, the Company expects that it will continue to experience operating losses in accordance with the business plan. While management expects its plans to result in profitability, there can be no assurance that growth in the Company's revenue or customer base will continue or that the Company will be able to achieve or sustain profitability and/or positive cash flow.


2.   BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    Certain amounts included in the 2000 financial statements have been reclassified to conform to the 2001 financial statements.


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


    Revenues by broadband communications service are as follows:

                                    THREE MONTHS ENDED MARCH 31,
                                   ------------------------------
                                    2001                    2000
                                   ------                  ------
Video............................  $10,993                $ 9,473
Voice............................    4,462                  2,517
Data and Other...................    2,184                  1,304
                                   -------                -------
Consolidated revenues............  $17,639                $13,294
                                   =======                =======

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  THE MANAGEMENT'S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS REPORT INCLUDE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (3) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (4) THAT NEEDED FINANCING WILL NOT BE AVAILABLE IF AND AS NEEDED, (5) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (6) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR AS WELL AS THOSE RISK FACTORS SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

  The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2001 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.


GENERAL

  We offer residential and business customers broadband services, including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services. We provide these broadband services using advanced interactive broadband networks. We own, operate and manage advanced interactive broadband networks in six metropolitan areas: Huntsville and Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City, Florida and Charleston, South Carolina.

  We have been expanding our networks and adding corporate staffing necessary to grow our business. Accordingly, our operating expenses and capital expenditures have increased significantly and are expected to continue to increase with the continued expansion of the existing systems.

  We have incurred net losses in each quarter since our inception, and as of March 31, 2001, the accumulated deficit had reached approximately $244.8 million. We anticipate incurring net losses during the next several years while continuing to expand operations, and as a result of substantially increased depreciation and amortization from the construction of our interactive broadband networks and operating expenses incurred in building the customer base. There can be no assurance that growth in revenue or the subscriber base will continue or that we will be able to achieve or sustain profitability or positive cash flow.


REVENUES AND EXPENSES

We can group our revenues into four categories: video revenues, voice revenues, data revenues and other revenues.

 . Video revenues. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 71.3% and 62.3% of our consolidated revenues for the three months ended March 31, 2000 and 2001, respectively.

 . Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail, and usage fees for long distance service. Voice revenues accounted for approximately18.9% and 25.3% of our consolidated revenues for the three months ended March 31, 2000 and 2001, respectively.

 . Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services. These combined revenues accounted for approximately 9.8% and 12.4% of our consolidated revenues for the three months ended March 31, 2000 and 2001, respectively.

Our operating expenses include cost of services expenses, selling, operations and administrative expenses and depreciation and amortization expenses.

Cost of services expenses include:

 . Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs are our largest single cost and we expect this to continue. Since programming cost is primarily based on the numbers of
  subscribers, it will increase as we add more subscribers.   Additionally,
  programming cost will increase as costs per channel increase over time.

 . Voice cost of services. Voice cost of services consist primarily of transport cost and network access fees.

 . Data and other costs of services. Data and other costs of services consist primarily of transport cost and network access fees.


Selling, operations and administrative expenses include:

 . Sales and marketing costs. Sales and marketing costs include the cost of sales and marketing personnel, and advertising and promotional expenses.

 . Network operations and maintenance expenses. Network operations and maintenance expenses include payroll and departmental costs incurred for network design and maintenance monitoring.

 . Customer service expenses. Customer service expenses include payroll and departmental costs incurred for customer service representatives and management.

 . General and administrative expenses. General and administrative expenses consist of corporate and subsidiary general management and administrative costs.

  Depreciation and amortization expenses include depreciation of our interactive broadband networks and equipment, and amortization of cost in excess of net assets and other intangible assets related to acquisitions.


RESULTS OF OPERATION

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

  Revenues. Operating revenues increased 32.7% from $13.3 million for the three months ended March 31, 2000 to $17.6 million for the three months ended March 31, 2001. Operating revenues from video services increased 16.0% from $9.5 million for the three months ended March 31, 2000 to $11.0 million for the same period in 2001. Operating revenues from voice services increased 77.3% from $2.5 million for the three months ended March 31, 2000 to $4.5 million for the same period in 2001. Operating revenue from data and other services increased 67.5% from $1.3 million for the three months ended March 31, 2000 to $2.2 million for the same period in 2001, $2.0 million of which were revenues from data services. The increased revenues for video, voice and data and other services are primarily due to increases in the number of connections from March 31, 2000 to March 31, 2001 of 11,983 or 13.2% for video, 17,787 or 72.8% for voice and 10,867 or 152.0% for data. The additional connections resulted primarily from the extension of our broadband networks in the Augusta, Charleston, and Panama City markets, the upgrade of existing networks to broadband capacity, and internal growth in connections generated by our sales and marketing efforts.

  Expenses. Our operating expenses, excluding depreciation and amortization, increased 27.4%, from $16.5 million for the three months ended March 31, 2000, to $21.0 million for the three months ended March 31, 2001. The increase in our operating expenses is consistent with the growth in connections and revenues, the expansion of operations, and the increase in the number of employees associated with such expansion.

  Our depreciation and amortization expenses increased 41.3% from $11.4 million for the three months ended March 31, 2000, to $16.1 million for the three months ended March 31, 2001. The increase in depreciation is primarily due to the expansion of our networks.

  Other Income and Expenses. Our interest income was approximately $72,000 for the three months ended March 31, 2000, compared to $26,000 for the three months ended March 31, 2001.

  Our interest expense increased from $9.3 million for the three months ended March 31, 2000 to $10.3 million for the three months ended March 31, 2001. The increase in interest expense reflects the accrual of the interest attributable to the senior discount notes issued in October 1997.

  Income Tax Benefit. We recorded an income tax benefit of $1.8 million for the three months ended March 31, 2000. The income tax benefit in 2000 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding
Company, Inc.   Effective February 7, 2000, the date of our spin-off from ITC
Holding, we no longer participate in the tax sharing agreement. Therefore, the tax effect of taxable losses incurred subsequent to February 7, 2000 are not realized as a tax benefit, but reserved for until we experience taxable income, at which time a tax benefit will be recorded.

  Net Loss. We incurred a net loss of $22.0 million for the three months ended March 31, 2000 compared to a net loss of $30.1 million for the three months ended March 31, 2001. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion.

  Our business requires substantial investment to finance capital expenditures and related expenses, to expand and upgrade our interactive broadband networks, to fund our subscriber equipment, to maintain the quality of our networks and to finance the repayment, extinguishment or repurchase of our debt.


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


ITEM 5. Other Information

  None


ITEM 6. Exhibits and Reports on Form 8-K

(A) EXHIBITS

 Exhibit
   No.                           Exhibit Description

 3.1 Certificate of Incorporation of KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 3.1 to the Registration Statement on Form S-4 of Knology Broadband, Inc. (formerly KNOLOGY Holdings, Inc.) (File No. 333-43339)).

 3.2 Certificate of Amendment of Certificate of Incorporation of KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 3.1 to Knology Broadband, Inc.'s Form 10-Q for the quarter ended March 31,
        1998).

 3.3 Certificate of Amendment of Certificate of Incorporation of Knology Broadband, Inc. (Incorporated herein by reference from Exhibit 3.1 to Knology Broadband, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

 3.4 Certificate of Amendment to Certificate of Designation of Preferred Stock of KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 3.2 to Knology Broadband, Inc. Form 10-Q for the quarter ended March 31, 1998).

 3.5 Certificate of Amendment to Certificate of Designation of Preferred Stock of Knology Broadband, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Broadband, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

 3.6 Amended and Restated Bylaws of KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 3.2 to Knology Broadband, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

 4.1 Indenture dated as of October 22, 1997 between KNOLOGY Holdings, Inc. and United States Trust Company of New York, as Trustee, relating to the 11 7/8% Senior Discount Notes Due 2007 of KNOLOGY Holdings, Inc. (Incorporated herein by reference to Exhibit 4.1 to the Registration Statement of Knology Broadband, Inc. on Form S-4 (File No. 333-43339)).

 4.2    Form of Senior Discount Note (contained in Exhibit 4.3).

 4.3    Form of Exchange Note (contained in Exhibit 4.3).

10.1 Credit Facility Agreement between First Union National Bank, First Union Capital Markets Corp. and KNOLOGY Holdings, Inc. dated December 22, 1998 (Incorporated herein by reference to Exhibit 10.53 to Knology Broadband, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1.1  First Amendment to Credit Facility Agreement, dated as of July 8, 1999.

10.1.2 Second Amendment to Credit Facility Agreement, dated as of November 24, 1999.

10.1.3  Third Amendment to Credit Facility Agreement, dated as of March 31,
        2000.

10.1.4 Fourth Amendment to Credit Facility Agreement, dated as of September 30, 2000.

10.1.5  Fifth Amendment to Credit Facility Agreement, dated as of March 31,
        2001.

(B) REPORTS ON FORM 8-K

  The Company did not file any reports on form 8-K during the quarterly period ended March 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Knology Broadband, Inc.

May 15, 2001                           By: /s/ RODGER L. JOHNSON
                                           -------------------------------------
                                           President and Chief Executive Officer

May 15, 2001                           By: /s/ ROBERT K. MILLS
                                           -------------------------------------
                                           Chief Financial Officer
                                           (Principal Financial Officer)

 Exhibit
   No.                            Exhibit Description

 3.1 Certificate of Incorporation of KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 3.1 to Knology Broadband, Inc.'s Registration Statement on Form S-4 (File No 333-43339)).

 3.2 Certificate of Amendment of Certificate of Incorporation of KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 3.1 to Knology Broadband, Inc.'s Form 10-Q for the quarter ended March 31,
        1998).

 3.3 Certificate of Amendment of Certificate of Incorporation of Knology Broadband, Inc. (Incorporated herein by reference from Exhibit 3-1 to Knology Broadband, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

 3.4 Certificate of Amendment to Certificate of Designation of Preferred Stock. (Incorporated herein by reference from Exhibit 3.2 to KNOLOGY Holdings, Inc.'s Form 10-Q for the quarter ended March 31, 1998).

 3.5 Certificate of Amendment to Certificate of Designation of Preferred Stock of Knology Broadband, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Broadband, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

 3.6 Amended and Restated Bylaws of KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 3.2 to KNOLOGY Holdings, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

 4.1 Indenture dated as of October 22, 1997 between Knology Holdings, Inc. and United States Trust Company of New York, as Trustee, relating to the 11 7/8% Senior Discount Notes Due 2007 of Knology Holdings, Inc. (Incorporated herein by reference to Exhibit 4.1 to the Registration Statement of Knology Broadband, Inc. (formerly Knology Holdings, Inc.) on Form S-4 (File No. 333-43339)).

 4.2    Form of Senior Discount Note (contained in Exhibit 4.3).

 4.3    Form of Exchange Note (contained in Exhibit 4.3).

10.1 Stockholders Agreement dated February 7, 2000 among Knology, Inc., certain holders of the Series A preferred stock, the holders of Series B Preferred stock, certain management holders and certain additional stockholders (Incorporated herein by reference to Exhibit 10.84 to Knology, Inc.'s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-89179)).

10.1 Credit Facility Agreement between First Union National Bank, First Union Capital Markets Corp. and Knology Holdings, Inc. dated December 22, 1998 (Incorporated herein by reference to Exhibit 10.53 to Knology Broadband, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1.1  First Amendment to Credit Facility Agreement, dated as of July 8, 1999.

10.1.2 Second Amendment to Credit Facility Agreement, dated as of November 24, 1999.

10.1.3  Third Amendment to Credit Facility Agreement, dated as of March 31,
        2000.

10.1.4 Fourth Amendment to Credit Facility Agreement, dated as of September 30, 2000.

10.1.5  Fifth Amendment to Credit Facility Agreement, dated as of March 31,
        2001.