Form 10-Q
period 2001-06-30
KNOLOGY BROADBAND INC
filed 2001-08-02
CIK 1048932

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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


                              YES [X]*     NO [ ]

     As of June 30, 2001, there were 100 shares of the registrant's Common Stock outstanding.

     The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure format.

*The registrant does not have any class of equity registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
                          QUARTER ENDED JUNE 30, 2001
                                     INDEX


                                                                       PAGE
                                                                       ----
PART I     FINANCIAL INFORMATION

 ITEM 1    FINANCIAL STATEMENTS                                          2
           Consolidated Balance Sheets                                   2
           Consolidated Statements of Operations                         3
           Consolidated Statement of Cash Flows                          4
           Notes to Consolidated Financial Statements                    5
 ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                     6
 ITEM 3    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK    9

PART II    OTHER INFORMATION

 ITEM 1    LEGAL PROCEEDINGS                                             9
 ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS                     9
 ITEM 3    DEFAULTS UPON SENIOR SECURITIES                               9
 ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS            10
 ITEM 5    OTHER INFORMATION                                            10
 ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                             10

ITEM 1. FINANCIAL STATEMENTS

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 JUNE 30, 2001
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)




                                                     June 30,    December 31,
                                                       2001         2000
                                                     --------    ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $   2,671     $       -
   Accounts receivable, net                             7,857         6,872
   Affiliate receivable                                 4,311         4,287
   Prepaid expenses and other                           1,093           815
                                                    ---------     ---------
     Total current assets                              15,932        11,974

PROPERTY AND EQUIPMENT, net                           350,047       336,206

INVESTMENTS                                             5,125         5,080

INTANGIBLE AND OTHER ASSETS, net                       19,549        25,925
                                                    ---------     ---------
     Total assets                                   $ 390,653     $ 379,185
                                                    =========     =========

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                $       -     $      12
   Accounts payable                                    11,983        22,245
   Accrued liabilities                                  9,679        11,130
   Unearned revenue                                     3,905         3,115
                                                    ---------     ---------
     Total current liabilities                         25,567        36,502

NONCURRENT LIABILITIES:
   Long-term notes payable                             25,465        25,562
   Senior discount notes, net of discount             379,959       358,532
                                                    ---------     ---------
     Total noncurrent liabilities                     405,424       384,094

     Total liabilities                                430,991       420,596

STOCKHOLDERS' (DEFICIT) EQUITY
   Common Stock                                             -             -
   Additional paid-in capital                         235,153       173,258
   Accumulated deficit                               (275,491)     (214,669)
                                                    ---------     ---------
     Total stockholders' deficit                      (40,338)      (41,411)
                                                    ---------     ---------
     Total liabilities and stockholders' equity     $ 390,653     $ 379,185
                                                    =========     =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

            (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)




                                                                     Three Months Ended       Six Months Ended
                                                                           June 30,               June 30,
                                                                       2001       2000         2001       2000
                                                                    ---------   --------    --------    --------
OPERATING REVENUES                                                  $ 19,587    $ 14,639    $ 37,226    $ 27,933
                                                                    --------    --------    --------    --------
OPERATING EXPENSES:
   Costs and expenses, excluding depreciation and amortization        22,097      18,357      43,109      34,850
   Depreciation and amortization                                      17,138      12,307      33,217      23,684
                                                                    --------    --------    --------    --------
     Total                                                            39,235      30,664      76,326      58,534
                                                                    --------    --------    --------    --------
OPERATING LOSS                                                       (19,648)    (16,025)    (39,100)    (30,601)

OTHER INCOME AND EXPENSES:
   Interest income                                                        19          32          45         103
   Interest expense                                                  (10,940)     (9,652)    (21,241)    (18,940)
   Other (expense) income, net                                          (117)         36        (526)         57
                                                                    --------    --------    --------    --------
     Total                                                           (11,038)     (9,584)    (21,722)    (18,780)
                                                                    --------    --------    --------    --------

LOSS BEFORE INCOME TAX BENEFIT                                       (30,686)    (25,609)    (60,822)    (49,381)

INCOME TAX BENEFIT                                                         -           -           -       1,756
                                                                    --------    --------    --------    --------

NET LOSS                                                            $(30,686)   $(25,609)   $(60,822)   $(47,625)
                                                                    ========    ========    ========    ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                            (THOUSANDS OF DOLLARS)




                                                               Six Months Ended June 30,
                                                                   2001         2000
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      $(60,822)   $(47,625)
   Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                 33,217      23,684
     Gain on disposition of assets                                    179          (3)
     Amortization of bond discount                                  9,152       8,149
     Changes in operating assets and liabilities:
       Accounts receivable                                         (1,009)        684
       Accounts receivable - affiliate                                  -       3,795
       Prepaid expenses and other                                    (313)       (466)
       Accounts payable                                           (10,013)      4,649
       Accrued liabilities and interest                            10,575      10,633
       Unearned revenue                                               790        (353)
                                                                 --------    --------
         Total adjustments                                         42,578      50,772
                                                                 --------    --------
         Net cash (used in) provided by operating activities      (18,244)      3,147
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net of retirements                       (40,454)    (56,027)
   Investments                                                        (45)     (4,696)
   Organizational and franchise cost expenditures, net               (296)       (250)
   Proceeds form sales of assets                                       81          33
   Proceeds from sales of marketable securities, net                    -       6,069
                                                                 --------    --------
         Net cash used in investing activities                    (40,714)    (54,871)
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Advances from affiliates                                        61,683      47,718
   Expenditures related to issuance of debt                           (50)
   Principal payments on debt                                          (4)         (6)
                                                                 --------    --------
         Net cash provided by financing activities                 61,629      47,712
                                                                 --------    --------

NET INCREASE (DECREASE) IN CASH                                     2,671      (4,012)

CASH AT BEGINNING OF PERIOD                                             -       6,250
                                                                 --------    --------
CASH AT END OF PERIOD                                            $  2,671    $  2,238
                                                                 ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                      $  1,233    $    956



             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001
                                  (UNAUDITED)

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

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Revenues by broadband communications service are as follows:

                                                 THREE MONTHS ENDED JUNE 30,                    SIX MONTHS ENDED JUNE 30,
                                                -----------------------------                ------------------------------
                                                  2001                  2000                   2001                   2000
                                                -------               -------                -------                -------
Video...........................                $11,659               $10,250                $22,652                $19,723
Voice...........................                  5,140                 3,023                  9,602                  5,540
Data and Other..................                  2,788                 1,366                  4,972                  2,670
                                                -------               -------                -------                -------

Consolidated revenues...........                $19,587               $14,639                $37,226                $27,933
                                                =======               =======                =======                =======


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

     The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2001 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.

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

     We have incurred net losses in each quarter since our inception, and as of June 30, 2001, the accumulated deficit had reached approximately $275.5 million. We anticipate incurring net losses during the next several years while continuing to expand operations, and as a result of substantially increased depreciation and amortization from the construction of our interactive broadband networks and operating expenses incurred in building the customer base. There can be no assurance that growth in revenue or the subscriber base will continue or that we will be able to achieve or sustain profitability or positive cash flow.

REVENUES AND EXPENSES

We can group our revenues into four categories: video revenues, voice revenues, data revenues and other revenues.

 .    Video revenues. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 59.5% and 60.9% of our consolidated revenues for the three and six months ended June 30, 2001 compared to 70.0% and 70.6% for the three and six months ended June 30, 2000.

 .    Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail, and usage fees for long distance service. Voice revenues accounted for approximately 26.3% and 25.8% of our consolidated revenues for the three and six months ended June 30, 2001 compared to 20.7% and 19.8% for the three and six months ended June 30, 2000.

 .    Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services. These combined revenues accounted for approximately 14.2% and 13.3% of our consolidated revenues for the three and six months ended June 30, 2001 compared to 9.3% and 9.6% for the three and six months ended June 30, 2000.

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

RESULTS OF OPERATION

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Revenues. Operating revenues increased 33.8% from $14.6 million for the three months ended June 30, 2000 to $19.6 million for the three months ended June 30, 2001. Operating revenues from video services increased 13.7% from $10.2 million for the three months ended June 30, 2000 to $11.7 million for the same period in 2001. Operating revenues from voice services increased 70.0% from $3.0 million for the three months ended June 30, 2000 to $5.1 million for the same period in 2001. Operating revenue from data and other services increased 104.1% from $1.4 million for the three months ended June 30, 2000 to $2.8 million for the same period in 2001, $2.6 million of which were revenues from data services. The increased revenues for video, voice and data and other services are primarily due to increases in the number of connections from June 30, 2000 to June 30, 2001 of 13,212 or 14.1% for video, 21,104 or 91.7% for on-net voice and 12,595 or 137.9% for data. The additional connections resulted primarily from the extension of our broadband networks in the Augusta, Charleston, and Panama City markets, the upgrade of existing networks to broadband capacity, and internal growth in connections generated by our sales and marketing efforts.

     Expenses. Our operating expenses, excluding depreciation and amortization, increased 20.4%, from $18.4 million for the three months ended June 30, 2000, to $22.1 million for the three months ended June 30, 2001. The increase in our operating expenses is consistent with the growth in connections and revenues, the expansion of operations, and the increase in the number of employees associated with such expansion.

     Our depreciation and amortization expenses increased 39.3% from $12.3 million for the three months ended June 30, 2000, to $17.1 million for the three months ended June 30, 2001. The increase in depreciation is primarily due to the expansion of our networks.

     Other Income and Expenses. Our interest income was approximately $32,000 for the three months ended June 30, 2000, compared to $19,000 for the three months ended June 30, 2001.

     Our interest expense increased from $9.7 million for the three months ended June 30, 2000 to $10.9 million for the three months ended June 30, 2001. The increase in interest expense is due to the accretion of the book value of the 11 7/8% senior discount notes issued in October 1997.

     Income Tax Benefit. We recorded no income tax benefit for the three months ended June 30, 2000 or June 30, 2001. Effective February 7, 2000, the date of our spin-off from ITC Holding, we no longer participate in the tax sharing agreement. Therefore, the tax effect of taxable losses incurred subsequent to February 7, 2000 are not realized as a tax benefit, but reserved for until we experience taxable income, at which time a tax benefit will be recorded.

     Net Loss. We incurred a net loss of $25.6 million for the three months ended June 30, 2000 compared to a net loss of $30.7 million for the three months ended June 30, 2001. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion.

     Our business requires substantial investment to finance capital expenditures and related expenses, to expand and upgrade our interactive broadband networks, to fund our subscriber equipment, to maintain the quality of our networks and to finance the repayment, extinguishment or repurchase of our debt.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenues. Operating revenues increased 33.3% from $27.9 million for the six months ended June 30, 2000 to $37.2 million for the six months ended June 30, 2001. Operating revenues from video services increased 14.9% from $19.7 million for the six months ended June 30, 2000 to $22.7 million for the same period in 2001. Operating revenues from voice services increased 73.3% from $5.5 million for the six months ended June 30, 2000 to $9.6 million for the same period in 2001. Operating revenue from data and other services increased 86.2% from $2.7 million for the six months ended June 30, 2000 to $5.0 million for the same period in 2001, $4.6 million of which were revenues from data services. The increased revenues for video, voice and data and other services are primarily due to an increase in the number of total connections, from 131,872 during the six months ended June 30, 2000 to 176,786 for the same period in 2001. The additional connections resulted primarily from the extension of our broadband networks in the Augusta, Charleston, and Panama City markets, the upgrade of existing networks to broadband capacity, and internal growth in connections generated by our sales and marketing efforts.

     Expenses. Our operating expenses, excluding depreciation and amortization, increased 23.7%, from $34.8 million for the six months ended June 30, 2000, to $43.1 million for the six months ended June 30, 2001. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of subscribers and the number of employees associated with such expansion and growth into new markets.

     Our depreciation and amortization expenses increased 40.3% from $23.7 million for the six months ended June 30, 2000, to $33.2 million for the six months ended June 30, 2001. The increase in depreciation is primarily due to the expansion of our networks and growth in to new markets.

     Other Income and Expenses. Our interest income was approximately $103,000 for the six months ended June 30, 2000, compared to $45,000 for the six months ended June 30, 2001.

     Our interest expense increased from $18.9 million for the six months ended June 30, 2000 to $21.2 million for the six months ended June 30, 2001. The increase in interest expense is due to the accretion of the book value of 11 7/8% senior discount notes issued in October 1997.

     Income Tax (Provision) Benefit. We recorded an income tax benefit of $1.8 million for the six months ended June 30, 2000 compared to no income tax benefit for the six months ended June 30, 2001. Effective February 7, 2000, the date of our spin-off from ITC Holding, we no longer participate in the tax sharing agreement. Therefore, the tax effect of taxable losses incurred subsequent to February 7, 2000 are not realized as a tax benefit, but reserved for until we experience taxable income, at which time a tax benefit will be recorded.

     Net Loss. We incurred a net loss of $47.6 million for the six months ended June 30, 2000 compared to a net loss of $60.8 million for the six months ended June 30, 2001. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets.


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

  4.1 Indenture dated as of October 22, 1997 between KNOLOGY Holdings, Inc. and United States Trust Company of New York, as Trustee, relating to the 11 78% Senior Discount Notes Due 2007 of KNOLOGY Holdings, Inc. (Incorporated herein by reference to Exhibit 4.1 to the Registration Statement of Knology Broadband, Inc. on Form S-4 (File No. 333-43339)).

  4.2    Form of Senior Discount Note (contained in Exhibit 4.1).

  4.3    Form of Exchange Note (contained in Exhibit 4.1).


(B) REPORTS ON FORM 8-K

     The Company did not file any reports on form 8-K during the quarterly period ended June 30, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Knology Broadband, Inc.


August 2, 2001                         By  /s/ RODGER L. JOHNSON
                                           -------------------------------------
                                           President and Chief Executive Officer


August 2, 2001                         By  /s/ ROBERT K. MILLS
                                           -------------------------------------
                                           Chief Financial Officer
                                           (Principal Financial Officer)