Form 10-Q
period 2001-09-30
KNOLOGY BROADBAND INC
filed 2001-11-14
CIK 1048932

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                 YES [X]*  NO [_]

     As of September 30, 2001, there were 100 shares of the registrant's Common Stock outstanding.

     The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure format.

* The registrant does not have any class of equity registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
                        QUARTER ENDED SEPTEMBER 30, 2001
                                      INDEX

                                                                         PAGE
                                                                         ----
PART I      FINANCIAL INFORMATION

   ITEM 1   FINANCIAL STATEMENTS                                           2
            Consolidated Balance Sheets                                    2
            Consolidated Statements of Operations                          3
            Consolidated Statement of Cash Flows                           4
            Notes to Consolidated Financial Statements                     5

   ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                6

   ITEM 3   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK     9

PART II     OTHER INFORMATION

   ITEM 1   LEGAL PROCEEDINGS                                             10
   ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS                     10
   ITEM 3   DEFAULTS UPON SENIOR SECURITIES                               10
   ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS             10
   ITEM 5   OTHER INFORMATION                                             10
   ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                              10

ITEM 1. FINANCIAL STATEMENTS

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                              September 30, 2001
                            (DOLLARS IN THOUSANDS)

                                                  September 30,     December 31,
                                                      2001             2000
                                                  -------------     ------------

                                    ASSETS

CURRENT ASSETS:
   Accounts receivable, net                         $   8,917        $   6,872
   Affiliate receivable                                 4,308            4,287
   Prepaid expenses and other                           1,293              815
                                                    ---------        ---------
          Total current assets                         14,518           11,974

PROPERTY AND EQUIPMENT, net                           352,619          336,206

INVESTMENTS                                             5,125            5,080

INTANGIBLE AND OTHER ASSETS, net                       16,181           25,925
                                                    ---------        ---------
          Total assets                              $ 388,443        $ 379,185
                                                    =========        =========

                LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                $       -        $      12
   Accounts payable                                    12,183           22,245
   Accrued liabilities                                  9,092           11,130
   Unearned revenue                                     4,382            3,115
                                                    ---------        ---------
          Total current liabilities                    25,657           36,502

NONCURRENT LIABILITIES:
   Long-term notes payable                             25,465           25,562
   Senior discount notes, net of discount             391,091          358,532
                                                    ---------        ---------
          Total current liabilities                   416,556          384,094

          Total liabilities                           442,213          420,596

STOCKHOLDERS' (DEFICIT) EQUITY
   Common Stock                                             -                -
   Additional paid-in capital                         252,575          173,258
   Accumulated deficit                               (306,345)        (214,669)
                                                    ---------        ---------
          Total stockholders' deficit                 (53,770)         (41,411)
                                                    ---------        ---------
          Total liabilities and stockholders'
             equity                                 $ 388,443        $ 379,185
                                                    =========        =========



             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)

                                                              Three Months Ended                    Nine Months Ended
                                                                 September 30,                         September 30,
                                                           2001                2000              2001                2000
                                                         --------            --------          --------            --------
OPERATING REVENUES                                       $ 21,218            $ 15,142          $ 58,444            $ 43,075
                                                         --------            --------          --------            --------

OPERATING EXPENSES:
  Costs and expenses, excluding depreciation
    and amortization                                       22,313              19,857            65,422              54,707
  Depreciation and amortization                            18,499              13,556            51,716              37,240
                                                         --------            --------          --------            --------
          Total                                            40,812              33,413           117,138              91,947
                                                         --------            --------          --------            --------
OPERATING LOSS                                            (19,594)            (18,271)          (58,694)            (48,872)

OTHER INCOME AND EXPENSES:
  Interest income                                              14                  28                59                 131
  Interest expense                                        (11,092)             (9,848)          (32,333)            (28,788)
  Other (expense) income, net                                (183)                (12)             (709)                 45
                                                         --------            --------          --------            --------
          Total                                           (11,261)             (9,832)          (32,983)            (28,612)
                                                         --------            --------          --------            --------
LOSS BEFORE INCOME TAX BENEFIT                            (30,855)            (28,103)          (91,677)            (77,484)
INCOME TAX BENEFIT                                              -                   -                 -               1,756
                                                         --------            --------          --------            --------
NET LOSS                                                 $(30,855)           $(28,103)         $(91,677)           $(75,728)
                                                         ========            ========          ========            ========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                            (DOLLARS IN THOUSANDS)


                                                       Nine Months Ended September 30,
                                                          2001                 2000
                                                       ---------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                             $(91,677)             $(75,728)
   Adjustments to reconcile net loss to net
      cash (used in) provided by operating
      activities:
        Depreciation and amortization                     51,716                37,240
        Loss/(gain) on disposition of assets                 232                    (2)
        Amortization of bond discount                     32,560                28,991
        Changes in operating assets and liabilities:
          Accounts receivable                             (2,066)                  (88)
          Accounts receivable - affiliate                      -                  (275)
          Prepaid expenses and other                        (501)                 (247)
          Accounts payable                                (9,811)                5,141
          Accrued liabilities                             (2,288)                 (187)
          Unearned revenue                                 1,267                   315
                                                        --------              --------
             Total adjustments                            71,109                70,888
                                                        --------              --------
          Net cash used in operating activities          (20,568)               (4,840)
                                                        --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net of retirements               (58,203)              (84,841)
  Investments                                                (45)               (3,633)
  Organizational and franchise cost expenditures, net       (328)                    -
  Proceeds from sales of assets                               92                    46
  Proceeds from sales of marketable securities, net            -                 6,069
                                                        --------              --------
          Net cash used in investing activities          (58,484)              (82,389)
                                                        --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Equity infusion from parent                             79,105                80,989
  Expenditures related to issuance of debt                   (49)                    -
  Principal payments on debt                                  (4)                  (10)
                                                        --------              --------
          Net cash provided by financing activities       79,052                80,979
                                                        --------              --------

NET INCREASE IN CASH                                           -                (6,250)

CASH AT BEGINNING OF PERIOD                                    -                 6,250
                                                        --------              --------

CASH AT END OF PERIOD                                   $      -              $      -
                                                        ========              ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest              $  1,788              $    133

The accompanying notes are an integral part of these condensed consolidated financial statements.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

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

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     Revenues by broadband communications service are as follows:

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                                           -------------                   -------------
                                                                        2001             2000            2001            2000
                                                                        ----             ----            ----            ----
Video                                                                  $12,236          $10,121        $34,888          $29,844
Voice                                                                    5,763            3,529         15,365            9,069
Data and Other                                                           3,219            1,492          8,191            4,162
                                                                      --------          -------        -------          -------
Consolidated revenues.                                                 $21,218          $15,142        $58,444          $43,075
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

     The following is a discussion of our consolidated financial condition and results of operations for the three and nine months ended September 30, 2001 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto and other financial data included elsewhere in this Form 10-Q.

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

REVENUES AND EXPENSES

     We have incurred net losses in each quarter since our inception, and as of September 30, 2001, the accumulated deficit had reached approximately $306.3 million. We anticipate incurring net losses during the next several years as we continue to expand our networks and build our customer base. There can be no assurance that growth in revenue or the subscriber base will continue or that we will be able to achieve or sustain profitability or positive cash flow.

     We can group our revenues into the following categories:

o Video revenues. Our video revenues consist of fixed monthly fees for expanded basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 57.7% and 59.7% of our consolidated revenues for the three and nine months ended September 30, 2001 compared to 66.8% and 69.3% for the three and nine months ended September 30, 2000.

o Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail, and usage fees for long distance service. Voice revenues accounted for approximately 27.1% and 26.3% of our consolidated revenues for the three and nine months ended September 30, 2001 compared to 23.3% and 21.1% for the three and nine months ended September 30, 2000.

o Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services. These combined revenues accounted for approximately 15.2% and 14.0% of our consolidated revenues for the three and nine months ended September 30, 2001 compared to 9.9% and 9.6% for the three and nine months ended September 30, 2000.

     As we continue to sell bundled services, we expect that our voice and data and other revenues will continue to increase at a higher rate compared to video revenues. Accordingly, we expect that our voice and data and other revenues will represent a higher percentage of consolidated revenues in the future.

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

o Voice, Data and Other cost of services. Voice, Data and other cost of services consist primarily of transport cost and network access fees.

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

     As our sales and marketing efforts continue and our networks expand, we expect to add customer connections resulting in increased revenue. We also expect our operating expenses, including depreciation and amortization, to increase as we expand our networks and business.

     We have experienced operating losses as a result of the expansion of our advanced interactive broadband communications networks and services into new and existing markets. Management expects to continue to focus on increasing the customer base and expanding our broadband operations. Accordingly, we expect that we will continue to experience operating losses in accordance with our business plan. While management expects our expansion plans to result in profitability, there can be no assurance that growth in our revenue or customer base will continue or that we will be able to achieve or sustain profitability and/or positive cash flow.

RESULTS OF OPERATION

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues. Operating revenues increased 40.1% from $15.1 million for the three months ended September 30, 2000 to $21.2 million for the three months ended September 30, 2001. Operating revenues from video services increased 20.9% from $10.1 million for the three months ended September 30, 2000 to $12.2 million for the same period in 2001. Operating revenues from voice services increased 63.3% from $3.5 million for the three months ended September 30, 2000 to $5.8 million for the same period in 2001. Operating revenue from data and other services increased 115.8% from $1.5 million for the three months ended September 30, 2000 to $3.2 million for the same period in 2001, $3.0 million of which were revenues from data services.

     The increased revenues from video, voice and data and other services are due primarily to an increases in the number of connections, from 142,008 as of September 30, 2000 to 190,949 as of September 30, 2001. The additional connections resulted primarily from:

  o the extension of our broadband networks in the Augusta, Charleston, and Panama City markets;

  o the upgrade of our existing one-way network to an advanced interactive broadband network; and

  o internal growth in connections generated by our sales and marketing efforts.

     Expenses. Our operating expenses, excluding depreciation and amortization, increased 12.4%, from $19.9 million for the three months ended September 30, 2000, to $22.3 million for the three months ended September 30, 2001. The increase in our operating expenses is consistent with the growth in connections and revenues, the expansion of operations, and the increase in the number of employees associated with such expansion and growth into new markets.

     Our depreciation and amortization expenses increased 36.5% from $13.6 million for the three months ended September 30, 2000, to $18.5 million for the three months ended September 30, 2001. The increase in depreciation is primarily due to the expansion of our network.

     Other Income and Expenses. Our interest income was approximately $28,000 for the three months ended September 30, 2000, compared to $14,000 for the three months ended September 30, 2001.

     Our interest expense increased from $9.8 million for the three months ended September 30, 2000 to $11.0 million for the three months ended September 30, 2001. The increase in interest expense is due to the accretion of the book value of the 11 7/8% senior discount notes issued in October 1997. We capitalized interest related to the construction of our broadband networks of $0.6 million and $0.6 million for the three months ended September 30, 2000 and 2001, respectively.

     Other expense was $0.2 million for the three months ended September 30, 2001. This amount primarily represents a loss recorded on the disposal of fixed assets.

     Net Loss. We incurred a net loss of $28.1 million for the three months ended September 30, 2000 compared to a net loss of $30.9 million for the three months ended September 30, 2001. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues. Operating revenues increased 35.7% from $43.1 million for the nine months ended September 30, 2000 to $58.4 million for the nine months ended September 30, 2001. Operating revenues from video services increased 16.9% from $29.8 million for the nine months ended September 30, 2000 to $34.9 million for the same period in 2001. Operating revenues from voice services increased 69.4% from $9.1 million for the nine months ended September 30, 2000 to $15.4 million for the same period in 2001. Operating revenue from data and other services increased 96.8% from $4.2 million for the nine months ended September 30, 2000 to $8.2 million for the same period in 2001, $7.5 million of which were revenues from data services.

     The increased revenues for video, voice and data and other services are primarily due to an increase in the number of total connections, from 142,008 during the nine months ended September 30, 2000 to 190,949 for the same period in 2001. The additional connections resulted primarily from:

  o the extension of our broadband networks in the Augusta, Charleston, and Panama City markets;

  o the upgrade of our existing one-way network to an advanced interactive broadband network; and

  o internal growth in connections generated by our sales and marketing efforts.

     Expenses. Our operating expenses, excluding depreciation and amortization, increased 19.6%, from $54.7 million for the nine months ended September 30, 2000, to $65.4 million for the nine months ended September 30, 2001. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of subscribers and the number of employees associated with such expansion and growth into new markets.

     Our depreciation and amortization expenses increased 38.9% from $37.2 million for the nine months ended September 30, 2000, to $51.7 million for the nine months ended September 30, 2001. The increase in depreciation is primarily due to the expansion of our network.

     Other Income and Expenses. Our interest income was approximately $131,000 for the nine months ended September 30, 2000, compared to $59,000 for the nine months ended September 30, 2001.

     Our interest expense increased from $28.8 million for the nine months ended September 30, 2000 to $32.3 million for the nine months ended September 30, 2001. The increase in interest expense is due to the accretion of the book value of 11 7/8% senior discount notes issued in October 1997. We capitalize interest related to the construction of our broadband networks of $1.6 million and $2.0 million for the nine months ended September 30, 2000 and 2001, respectively.

     Other expense was $0.7 million for the nine months ended September 30, 2001. Other expense consists primarily of $0.4 million for the write-off of obsolete inventory and approximately $0.3 million for loss recorded on the disposal of fixed assets.

     Income Tax Benefit. We recorded an income tax benefit of $1.8 million for the nine months ended September 30, 2000 compared to no income tax benefit for the nine months ended September 30, 2001. The income tax benefit in 2000 resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding. The tax sharing agreement became effective August 1998 upon the acquisition by ITC Holding of its majority interest in Knology Broadband. Following the spin-off of Knology, Inc. By ITC Holding, effective February 7, 2000, we no longer participate in the tax sharing agreement. Therefore, we no longer receive payments from ITC Holding related to income tax benefits. As a stand-alone entity after the spin-off, we now record a full valuation allowance against any income tax benefit until management determines that it will be more likely than not that a tax benefit will be realized, at which time a tax benefit will be recorded.

     Net Loss. We incurred a net loss of $75.7 million for the nine months ended September 30, 2000 compared to a net loss of $91.7 million for the nine months ended September 30, 2001. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets. We expect net losses to continue to increase as we continue to expand our business.

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

4.2  Form of Senior Discount Note (contained in Exhibit 4.1).

4.3  Form of Exchange Note (contained in Exhibit 4.1).

10.1 Credit Facility Agreement between First Union National Bank, First Union Capital Marketing Corp. and KNOLOGY Holdings, Inc. Dated December 22, 1998 (Incorporated herein by reference to Exhibit 10.53 to Knology Broadband, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1.1  Sixth Amendment to Credit Facility Agreement, dated as of November 7,
        2001.

(B)   REPORTS ON FORM 8-K

     The Company did not file any reports on form 8-K during the quarterly period ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Knology Broadband, Inc.


November 14, 2001                 By   /s/ RODGER L. JOHNSON
                                       -------------------------------------
                                       President and Chief Executive Officer


November 14, 2001                 By   /s/ ROBERT K. MILLS
                                       -------------------------------------
                                       Chief Financial Officer
                                       (Principal Financial Officer)