Form 10-K405
period 2001-12-31
KNOLOGY BROADBAND INC
filed 2002-04-01
CIK 1048932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                        COMMISSION FILE NUMBER: 333-43339

                             KNOLOGY BROADBAND, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              58-2203141
           --------                                              ----------
(State or other jurisdiction of                                (I.R.S.Employer
incorporation or organization)                               Identification No.)

     Knology Broadband, Inc.
    1241 O.G. Skinner Drive
      West Point, Georgia                                           31833
    ------------------------                                        -----
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

                                 Yes |X|* No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by non-affiliates is not applicable as no public market exists for the voting stock of the registrant.

     As of January 31, 2002, we had 100 shares of Common Stock outstanding; all shares are owned indirectly by Registrants's parent, Knology, Inc.

     The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is filing this Form with the reduced disclosure format.

----------
* The registrant does not have any class of equity securities registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                     PART I

ITEM 1.  BUSINESS .......................................................    1
ITEM 2.  PROPERTIES .....................................................    1
ITEM 3.  LEGAL PROCEEDINGS ..............................................    2
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............    2

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS ..........................................    3
ITEM 6.  SELECTED FINANCIAL DATA ........................................    3
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS ....................................    4
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....   10
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ....................   10
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           FINANCIAL DISCLOSURE .........................................   10

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............   10
ITEM 11. EXECUTIVE COMPENSATION .........................................   10
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT ...............................................   10
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................   10

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K ..................................................   11

SIGNATURES ..............................................................   16

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS ..............................   F-1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON THE FINANCIAL STATEMENT
  SCHEDULES .............................................................   S-1

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

       In early 1998, we began expanding into Augusta, Georgia and Charleston, South Carolina by obtaining new franchise agreements with the local governments and by constructing new interactive broadband networks. We expect to complete construction of these networks by 2005.

       In June 1998, TTE Inc., a reseller of local, long distance and operator services to small and medium-sized business customers throughout South Carolina was acquired and was accounted for as a purchase.

       In October 1998, we acquired the Cable Alabama cable television system serving the Huntsville, Alabama area which was accounted for as a purchase. We completed the upgrade of this cable system to an interactive broadband network in 2001.

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

       -  local and long distance telephone; and

       -  high-speed Internet access service.

ITEM 2.  PROPERTIES

       We own or lease property in the following locations:


Location                Address                                                      Lease/Own Primary Use
--------                -------                                                      ---------------------
Augusta, GA ........... 3714 Wheeler Road                          Own      Administrative offices and headend
                        621 N.W. frontage, Ste 220                 Lease    Call center.

Charleston, SC ........ 4506 Dorchester Road                       Own      Administrative offices and headend
                        3270-B Associated Drive                    Lease    Construction Warehouse

Columbus, GA .......... 1701 Boxwood Place                         Lease    Administrative offices and headend
                        6440 West Hamilton Park Drive              Lease    Sales Office

Huntsville, AL ........ 2401 10th Street                           Own      Administrative offices and headend
                        915 Miller Blvd, Madison, AL               Own      Construction office / HUB A
                        Madkin Mountain                            Lease    Tower Site

Louisville, KY ........ 4738 Allmond Ave.                          Lease    Construction Warehouse

Lanett, AL ............ 415 Gilmer                                 Own      Administrative offices

Montgomery, AL ........ 1450 Ann Street                            Lease    Headend and technical offices
                        6175 Perimeter Parkway Court               Lease    Business Office
                        3173 Taylor Rd. (Sturbridge Villiage)      Lease    Pay Station

Nashville, TN ......... 491 Allied Drive                           Lease    Construction Warehouse

Panama City, FL ....... 13200 Panama City Beach Pkwy.              Lease    Administrative offices and headend
                        2149 N. Sherman Ave.                       Lease    Construction Warehouse
                        2141-A. N. Sherman Ave.                    Lease    Operations
                        2325 Frankford Ave., Ste A                 Lease    Sales Office

West Point, GA ........ 1241 O.G. Skinner Drive                    Own      Corporate administrative offices
                        312 W. 8th Street                          Lease    Operations
                        206 West 9th Street                        Lease    Network operations center


         Our principal physical assets consist of fiber optic and coaxial broadband cable and equipment, located either at the equipment site or along the networks. Our distribution equipment along the networks is generally attached to utility poles we own or use under standard pole attachment agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Under our pole attachment agreements, local public utilities and other pole owners rent us space on utility poles to attach our network cables and equipment. The rate a pole owner charges us for space varies, but the rate is generally based upon the amount of space we rent. Our franchises give us rights-of-way for our networks. The physical components of the networks require maintenance and periodic upgrading to keep pace with technological advances. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT'S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS ANNUAL REPORT INCLUDE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (3) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (4) THAT NEEDED FINANCING WILL NOT BE AVAILABLE, (5) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (6) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISK SET FORTH IN ITEM 1--BUSINESS--RISK FACTORS. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

         The following is a discussion of our consolidated financial condition and results of operations for the three years ended December 31, 2001 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with our financial statements and related notes elsewhere in this Annual Report.

Background

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

Significant Accounting Policies

         Our significant accounting policies are more fully described in Note 2 to the consolidated financial statements included in Item 8 of this form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company's revenues are recognized when services are provided, regardless of the period in which they are billed. Fees billed in advance are recorded in the consolidated balance sheets as unearned revenue and are deferred until the month the service is provided.

Recent Accounting Pronouncements


       The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. SFAS No. 141 requires all business combinations initiated after June

30, 2001 to be accounted for using the purchase method. The Company had no business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. It requires that goodwill be assessed for impairment on at least an annual basis by applying a fair-value-based test.

         The Company adopted SFAS No. 142 on January 1, 2002. The Company has performed a goodwill impairment test in accordance with SFAS No. 142. Based on the results of the goodwill impairment test the Company expects to record an impairment loss of $1.3 million in the first quarter of 2002 as a cumulative effect of change in accounting principle.

         In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

         In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long- Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard.

REVENUES AND EXPENSES

       We can group our revenues into four categories: video revenues, voice revenues, data revenues and other revenues.

- VIDEO REVENUES. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 75.7%, 68.5% and 58.6% of our consolidated revenues for the years ended December 31, 1999, December 31, 2000 and December 31, 2001, respectively.

- VOICE REVENUES. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail and usage fees for long distance service. Voice revenues accounted for approximately 18.2%, 22.2% and 24.4% of our consolidated revenues for the years ended December 31, 1999, December 31, 2000 and December 31, 2001, respectively.

- DATA REVENUES AND OTHER REVENUES. Our data revenues consist primarily of fixed monthly fees for high-speed Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 6.1%, 9.3% and 17.0% of our consolidated revenues for the years ended December 31, 1999, December 31, 2000 and December 31, 2001, respectively.

Our operating expenses include cost of services expenses, selling, operations and administrative expenses and depreciation and amortization expenses.

Cost of service expenses include:

- VIDEO COST OF SERVICES. Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs as a percentage of video revenues were approximately 42.7%, 43.8% and 47.1% for the years ended December 31, 1999, December 31, 2000 and December 31, 2001, respectively. Programming costs is our largest single cost and we expect this to continue. Since programming cost is primarily based on numbers of subscribers, it will increase as we add more subscribers. Additionally, programming cost will increase as costs per channel increase over time.

- VOICE COST OF SERVICES. Voice cost of services consist primarily of transport cost and network access fees. The voice cost of services as a percentage of revenues were approximately 80.1%, 58.8% and 30.5% for the years ended December 31, 1999, December 31, 2000 and 2001, respectively.

- DATA AND OTHER COST OF SERVICES. Data and other cost of services consist primarily of transport cost and network access fees. The data and other cost of services as a percentage of revenues were approximately 10.4%, 11.1% and 18.2% for the years ended December 31, 1999, December 31, 2000 and 2001, respectively.

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

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

       REVENUES. Operating revenues increased 36.7% from $59.6 million for the year ended December 31, 2000 to $81.5 million for the year ended December 31, 2001. Our increased revenues are primarily due to a higher number of connections during the year ended December 31, 2001 as compared to 2000. The additional connections resulted primarily from:

       - the extension of our broadband networks in the Augusta, Charleston and Panama City markets;

       -   the upgrade of existing networks to broadband capacity in Huntsville;
           and

       - internal growth in connections generated by our sales and marketing efforts.

       EXPENSES. Our operating expenses, excluding depreciation and amortization, increased 17.9%, from $75.4 million for the year ended December 31, 2000 to $88.9 million for the year ended December 31, 2001. The cost of services component of operating expenses increased 18.4%, from $26.3 million for 2000 to $31.1 million for 2001. Our selling, operations, and administration expenses increased 17.6%, from $49.1 million for 2000 to $57.8 million for 2001. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of subscribers and the number of employees associated with such expansion and growth into new markets.

       Our depreciation and amortization expenses increased 31.3% from $52.0 million for the year ended December 31, 2000 to $68.2 million for the year ended December 31, 2001. The increase in depreciation is primarily due to the expansion of our networks and growth in to new markets.

       OTHER INCOME AND EXPENSES. Our interest income was $174,000 for the year ended December 31, 2000, compared to $69,000 for the year ended December 31, 2001. The decrease in interest income is due to the draw down of marketable securities to fund planned expansion and acquisitions.

       Our interest expense increased from $39.1 million for the year ended December 31, 2000 to $44.3 million for the year ended December 31, 2001. The increase in interest expense reflects the accrual of the interest attributable to the senior discount notes issued in October 1997.

       INCOME TAX. We recorded an income tax benefit of $3.4 million for the year ended December 31, 2000 compared to an income tax provision of $2.4 million for the year ended December 31, 2001. The income tax benefit resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding, which became effective in August 1998. Effective February 7, 2000, the date of our spin-off from ITC Holding, we no longer participate in the tax agreement. Therefore the tax effect of taxable losses incurred subsequent to February 7, 2000 are not realized as a tax benefit, but reserved for until we experience taxable income, at which time a tax benefit will be recorded. Included in prior years was an alternative minimum tax ("AMT") credit carry-forward. An AMT credit can be carried forward indefinitely as a credit against regular tax liability. However, because the Company has historically had, and is expected to have, net operating losses, it is more likely than not that the benefit of the tax credit will not be realized. Accordingly, a reserve has been recorded against the AMT credit in 2001.

       NET LOSS. We incurred a net loss of $104.5 million for the year ended December 31, 2000 compared to a net loss of $122.9 million for the year ended December 31, 2001. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

       REVENUES. Operating revenues increased 32.7% from $44.9 million for the year ended December 31, 1999 to $59.6 million for the year ended December 31, 2000. Our increased revenues are primarily due to a higher number of connections during the year ended December 31, 2000 as compared to 1999. The additional connections resulted primarily from:

       - the extension of our broadband networks in the Augusta, Charleston and Panama City markets;

       - the upgrade of existing networks to broadband capacity in Huntsville and Panama City; and

       - internal growth in connections generated by our sales and marketing efforts.

       EXPENSES. Our operating expenses, excluding depreciation and amortization, increased 28.7%, from $58.6 million for the year ended December 31, 1999 to $75.4 million for the year ended December 31, 2000. The cost of services component of operating expenses increased 23.0%, from $21.4 million for 1999 to $26.3 million for 2000. Our selling, operations, and administration expenses increased 31.9%, from $37.2 million for 1999 to $49.1 million for 2000. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of subscribers and the number of employees associated with such expansion and growth into new markets.

       Our depreciation and amortization expenses increased 47.1% from $35.3 million for the year ended December 31, 1999 to $52.0 million for the year ended December 31, 2000. The increase in depreciation is primarily due to the expansion of our networks and growth in to new markets.

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

       Our interest expense increased from $33.5 million for the year ended December 31, 1999 to $39.1 million for the year ended December 31, 2000. The increase in interest expense reflects the accrual of the interest attributable to the senior discount notes issued in October 1997.

       INCOME TAX. We recorded an income tax benefit of $20.7 million for the year ended December 31, 1999 compared to an income tax benefit $3.4 million for the year ended December 31, 2000. The income tax benefit resulted from our utilizing net tax losses under a tax sharing agreement with ITC Holding, which became effective in August 1998. Effective February 7, 2000, the date of our spin-off from ITC Holding, we no longer participate in the tax agreement. Therefore the tax effect of taxable losses incurred subsequent to February 7, 2000 are not realized as a tax benefit, but reserved for until we experience taxable income, at which time a tax benefit will be recorded.

       NET LOSS. We incurred a net loss of $60.3 million for the year ended December 31, 1999 compared to a net loss of $104.5 million for the year ended December 31, 2000. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets.

Liquidity and Capital Resources

       As of December 31, 2001, we had net working capital deficit of $27.0 million, compared to a net working capital deficit of $24.5 million as of December 31, 2000. The increase in the deficit from December 31, 2000 to December 31, 2001 is due to increase in cash of $4.5 million, a reduction of $9.3 million in accounts payable offset by an increase of $15.5 million in the current portion of notes payable primarily for the maturity of the Wachovia Corporation credit facility.

       Net cash used in operations totaled $4.4 million for the year ended December 31, 1999, net cash provided by operations totaled $14.7 million for the year ended December 31, 2000, and net cash used by operations totaled $18.7 million for the year ended December 31, 2001. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including depreciation and amortization and loss on disposition of assets.

       Net cash used for investing activities was $23.2 million, $116.3 million and $75.1 million for the years ended December 31, 1999, 2000 and 2001, respectively. Our investing activities for the year ended December 31, 1999 consisted of $83.0 million of capital expenditures partially offset by $60.2 million in proceeds from the sale of short-term investments. Investing activities in 2000 consisted of $118.9 million of capital expenditures offset by $2.4 million in net proceeds from the sale of short-term investments. In 2001 investing activities consisted of $74.8 million of capital expenditures and an additional investment in for additions to our subscriber base of $328,000.

       We received net cash flow from financing activities of $28.9 million, $95.4 million and $98.3 million for the years ended December 31, 1999, 2000 and 2001, respectively. Financing activities in 1999 consisted primarily of $19.0 million of short-term borrowings through our existing credit facility, $1.1 million from the issuance of warrants and advances from our parent of $8.9 million. Financing activities in 2000 consisted primarily of $10.0 million of short-term borrowings through our parent and an equity infusion of $104.0 million from our parent offset by repayment of advances from our parent of $15.0 million. Financing activities in 2001 consisted of an equity infusion of $98.4 million from our parent.

Funding to Date

       We have raised equity capital and borrowed money to finance a significant portion of our operating, investing and financing activities in the development of our business. On October 22, 1997, we received net proceeds of $242.4 million from the offering of units consisting of senior discount notes due 2007 and warrants to purchase preferred stock. The notes were sold at a substantial discount from their principal amount at maturity, and there will not be any payment of cash interest on the notes prior to April 15, 2003. The notes will fully accrete to face value of $444.1 million on October 15, 2002. From and after October 15, 2002, the notes will bear interest, which will be payable in cash, at a rate of 11 7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The indenture contains covenants that affect, and in certain cases restrict, the ability of Knology Broadband to:

       o incur indebtedness;

       o pay dividends;

       o prepay subordinated indebtedness;

       o redeem capital stock;

       o make investments;

       o engage in transactions with stockholders and affiliates;

       o create liens;

       o sell assets; and

       o engage in mergers and consolidations.

       On December 22, 1998, we entered into a $50 million four-year senior secured credit facility with First Union National Bank and First Union Securities, Inc. On November 7, 2001, First Union National Bank and First Union Securities, Inc. agreed to amend the credit facility. The credit facility, as amended, allows us to borrow up to the greater of (i) $15.5 million or (ii) three times our annualized consolidated cash flow. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At our option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from 4.0% for Base Rate Loans to 5.0% for LIBOR Rate Loans. The credit facility contains a number of covenants that restrict our ability to take certain actions, including the ability to:

       o incur indebtedness;

       o create liens;

       o pay dividends;

       o make distributions or stock repurchases;

       o make investments;

       o engage in transactions with affiliates;

       o sell assets; and

       o engage in mergers and acquisitions.

       The credit facility also includes covenants requiring compliance with certain operating and financial ratios on a consolidated basis, including the number of customer connections and average revenue per subscriber. We are currently in compliance with these covenants, as amended, but there can be no assurances that we will remain in compliance. Should we not be in compliance with the covenants, we would be in default and would require a waiver from the lender. In the event the lender would not provide a waiver, amounts outstanding under the facility could be payable to the lender on demand. A change of control of Knology Broadband, as defined in the credit facility agreement, would constitute a default under the covenants. In connection with the amendment of the credit facility, we paid First Union National Bank $250,000.

       The maximum amount available under the amended credit facility as of December 31, 2001 was approximately $15.5 million. As of December 31, 2001, $15.5 million had been drawn against the credit facility.

       In January 2002, we also entered into a secured intercompany credit facility with Knology, Inc. The secured intercompany credit facility is intended to provide a mechanism for any funding Knology, Inc. chooses to advance to us; however, the facility does not represent a present commitment from Knology, Inc. to fund any our future cash needs. The intercompany credit facility is secured by substantially all of the assets of Knology Broadband and is subordinate to the Wachovia Credit Facility.

Future Funding

       Our business requires substantial investment to finance capital expenditures and related expenses, incurred in connection with the expansion and upgrade of our interactive broadband networks, funding subscriber equipment, maintaining the quality of our networks, and to finance the repayment, extinguishment or repurchase of our debt.

       We have completed the construction of our networks in Montgomery, Alabama; Columbus, Georgia and Panama City, Florida. We expect that, with sufficient funds, the construction of our networks in our other existing markets will be substantially completed during 2005. We will not have sufficient funds to complete this construction without significant additional financing.

       Funding to complete the construction of our networks throughout our markets and for our working capital needs, current and future operating losses, and debt service requirements will require continuing capital investment. The Company has historically relied on capital infusions from its parent company to meet its funding requirements and plans to continue to rely on its parent, however, there can be no assurance that sufficient funding will continue to be available in the future or that it will be available on terms acceptable to the Company. If we are not successful in raising additional capital, we may not be able to complete the construction of our networks throughout our markets. This may cause us to violate our franchise agreements, which could adversely affect us, or may limit our growth within these markets. Failure to obtain additional funding would also limit our ability continue in business or to expand our business. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company's ability to continue as a going concern.

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

              Report of Independent Public Accountants.

              Consolidated Balance Sheets as of December 31, 2000 and 2001.

              Consolidated Statements of Operations for the Years Ended
                    December 31, 1999, 2000 and 2001.

              Consolidated Statements of Cash Flows for the Years Ended
                    December 31, 1999, 2000 and 2001.

              Consolidated Statements of Stockholders' (Deficit) Equity for the
                    Years Ended December 31, 1999, 2000 and 2001.

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

       (a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

 Exhibit
 Number                               Exhibit Description
---------                             -------------------

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

 10.20 Network Access Agreement dated July 1, 1998 between SCANA Communications, Inc., f/k/a PX Systems, Inc. and KNOLOGY Holdings, Inc. (Incorporated herein by reference from Exhibit 10.36 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

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

 10.32 Credit Facility Agreement between First Union National Bank, First Union Capital Markets Corp. and KNOLOGY Holdings, Inc. dated December 22, 1998 (Incorporated herein by reference to Exhibit
              10.53 to KNOLOGY Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1998).

 10.32.1 First Amendment to Credit Facility Agreement, dated as of July 8, 1999 (Incorporated herein by reference to Exhibit 10.4.1 to KNOLOGY, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

 10.32.2 Second Amendment to Credit Facility Agreement, dated as of November 24, 1999 (Incorporated herein by reference to Exhibit
              10.4.2 to KNOLOGY, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

 10.32.3      Third Amendment to Credit Facility Agreement, dated as of
              March 31, 2000 (Incorporated herein by reference to Exhibit 10.4.3 to KNOLOGY, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

 10.32.4 Fourth Amendment to Credit Facility Agreement, dated as of September 30, 2000 (Incorporated herein by reference to Exhibit
              10.4.4 to KNOLOGY, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

 10.32.5      Fifth Amendment to Credit Facility Agreement, dated as of
              March 31, 2001 (Incorporated herein by reference to Exhibit 10.4.5 to KNOLOGY, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

 10.32.6 Sixth Amendment to Credit Facility Agreement, dated as of November 7, 2001 (Incorporated herein by reference to Exhibit
              10.3.1 to KNOLOGY, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

 10.32.7 Seventh Amendment to Credit Facility Agreement, dated as of January 7, 2002 (Incorporated herein by reference to Exhibit
              10.32.7 to KNOLOGY, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).

 10.43 Subordinated Intercompany Credit Agreement Promissory Note, dated January 1, 2002 made by KNOLOGY Broadband, Inc. in favor of KNOLOGY, Inc. (Incorporated herein by reference to Exhibit 10.56 to KNOLOGY, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).

 10.43.1 Intercompany Loan Guaranty, dated as of January 1, 2002, executed by KNOLOGY of Columbus, Inc., KNOLOGY of Montgomery, Inc., KNOLOGY of Panama City, Inc., KNOLOGY of Augusta, Inc., KNOLOGY of Charleston, Inc., KNOLOGY of South Carolina, Inc., KNOLOGY of Alabama, Inc., KNOLOGY of Florida, Inc., KNOLOGY of Huntsville, Inc., and KNOLOGY Broadband, Inc., as Guarantors in favor of KNOLOGY, Inc. (Incorporated herein by reference to Exhibit 10.56.1 to KNOLOGY, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).

 10.43.2 Security Agreement, dated as of January 1, 2002, made by KNOLOGY Broadband, Inc., and certain undersigned Subsidiaries of KNOLOGY Broadband, Inc. in favor of KNOLOGY, Inc. (Incorporated herein by reference to Exhibit 10.56.2 to KNOLOGY, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).

 10.43.3 Pledge Agreement, dated as of January 1, 2002, made by KNOLOGY Broadband, Inc., in favor of KNOLOGY, Inc. (Incorporated herein by reference to Exhibit 10.56.3 to KNOLOGY, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).

 23.1         Consent of Arthur Andersen LLP

 99.1         Letter From Knology Broadband, Inc. to the SEC regarding
              Arthur Andersen LLP


(b) REPORTS ON FORM 8-K.

       On March 11, 2002 Knology Broadband, Inc. filed a current report on form 8-K reporting it 2001 fourth quarter and year-end results.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 27rd day of March, 2002.

                                KNOLOGY BROADBAND, INC.

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

                 Signature                                       Title                                     Date
                 ---------                                       -----                                     ----
/s/ Rodger L. Johnson                             President, Chief Executive Officer                  March 27, 2002
-------------------------------------------       and Director (Principal executive
Rodger L. Johnson                                 officer)

/s/ Robert K. Mills                               Chief Financial Officer                             March 27, 2002
-------------------------------------------       (Principal Financial and
Robert K. Mills                                   Accounting Officer)

/s/ Campbell B. Lanier, III                       Chairman of the Board                               March 27, 2002
-------------------------------------------       and Director
Campbell B. Lanier, III

/s/ William H. Scott, III                         Director                                            March 27, 2002
-------------------------------------------
William H. Scott, III


                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                     Page
                                                                                                                     ----
Report of Independent Public Accountants ..........................................................................   F-2

Consolidated Balance Sheets as of December 31, 2000 and 2001 ......................................................   F-3

Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000 and 2001 ........................   F-4

Consolidated Statements of Stockholders' Equity, Accumulated Deficit and Comprehensive Loss for the
Years Ended December 31, 1999, 2000 and 2001 ......................................................................   F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000 and 2001 ........................   F-6

Notes to Consolidated Financial Statements ........................................................................   F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Knology Broadband, Inc.:

       We have audited the accompanying consolidated balance sheets of KNOLOGY BROADBAND, INC. (a Delaware corporation, a wholly owned subsidiary of Knology, Inc.) AND SUBSIDIARIES as of December 31, 2000 and 2001 and the related consolidated statements of operations, stockholders' deficit and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Knology Broadband, Inc. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

       The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in a working capital deficit and uncertain liquidity position that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the company be unable to continue as a going concern.

/s/ ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 7, 2002

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

                                                                                                    DECEMBER 31,
                                                                                                    ------------
                                                                                            2000                 2001
                                                                                            ----                 ----
                                     ASSETS

CURRENT ASSETS:
       Cash ............................................................................   $       0            $   4,525
       Accounts receivable, net of allowance for doubtful accounts
         of $562 and $740 as of December 31, 2000 and 2001, respectively ...............       6,872                9,694
       Accounts receivable--affiliates .................................................       4,287                  113
       Prepaid expenses ................................................................         815                  816
                                                                                           ---------            ---------
                   Total current assets ................................................      11,974               15,148
                                                                                           ---------            ---------
PROPERTY, PLANT AND EQUIPMENT:
       System and installation equipment ...............................................     344,528              409,452
       Test and office equipment .......................................................      19,500               33,241
       Automobiles and trucks ..........................................................       6,159                7,910
       Production equipment ............................................................         886                  669
       Land ............................................................................       2,449                2,449
       Buildings .......................................................................      12,231               12,272
       Inventory .......................................................................      23,244               17,034
       Leasehold improvements ..........................................................         903                1,137
                                                                                           ---------            ---------
                                                                                             409,900              484,164
       Less accumulated depreciation and amortization ..................................     (73,694)            (131,164)
                                                                                           ---------            ---------
                   Property, plant, and equipment, net .................................     336,206              353,000
                                                                                           ---------            ---------
OTHER LONG-TERM ASSETS:
       Intangible and other assets, net ................................................      18,946                9,802
       Deferred issuance costs, net ....................................................       6,868                5,823
       Investments .....................................................................       5,080                5,125
       Other ...........................................................................         111                  133
                                                                                           ---------            ---------
                   Total assets ........................................................   $ 379,185            $ 389,031
                                                                                           =========            =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
       Current portion of notes payable ................................................   $      12            $  15,465
       Accounts payable ................................................................      22,245               12,912
       Accounts payable-affiliates .....................................................           0                  248
       Accrued liabilities .............................................................      11,130                8,519
       Unearned revenue ................................................................       3,115                4,969
                                                                                           ---------            ---------
                   Total current liabilities ...........................................      36,502               42,113
                                                                                           ---------            ---------
NONCURRENT LIABILITIES:
       Notes payable ...................................................................      15,562                    -
       Notes payable to affiliate ......................................................      10,000               10,000
       Senior discount notes, net of discount ..........................................     358,532              402,667
                                                                                           ---------            ---------
                   Total noncurrent liabilities ........................................     384,094              412,667
                                                                                           ---------            ---------
                   Total liabilities ...................................................     420,596              454,780
                                                                                           ---------            ---------
STOCKHOLDERS' DEFICIT:
       Common stock, $.01 par value per share; 100 shares authorized,
           and 100 shares issued and outstanding at December 31, 2000 and 2001..........           0                    0
       Additional paid-in capital ......................................................     173,258              271,811
       Accumulated deficit .............................................................    (214,669)            (337,560)
                                                                                           ---------            ---------
                   Total stockholders' deficit .........................................     (41,411)             (65,749)
                                                                                           ---------            ---------
                   Total liabilities and stockholders' deficit .........................   $ 379,185            $ 389,031
                                                                                           =========            =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS
   (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                    -----------------------
                                                                          1999               2000                2001
                                                                          ----               ----                ----
OPERATING REVENUES:
     Video ..........................................................  $  33,991          $  40,841          $  47,742
     Voice ..........................................................      8,158             13,210             19,959
     Data services and other ........................................      2,781              5,564             13,821
                                                                       ---------          ---------          ---------
             Total operating revenues ...............................     44,930             59,615             81,522
                                                                       ---------          ---------          ---------
OPERATING EXPENSES:
     Costs and expenses, excluding depreciation and amortization ....     58,588             75,391             88,890
     Depreciation and amortization ..................................     35,324             51,950             68,193
                                                                       ---------          ---------          ---------
             Total operating expenses ...............................     93,912            127,341            157,083
                                                                       ---------          ---------          ---------
OPERATING LOSS ......................................................    (48,982)           (67,726)           (75,561)
                                                                       ---------          ---------          ---------
OTHER INCOME (EXPENSE):
        Interest income .............................................      1,479                174                 69
        Interest expense ............................................    (33,452)           (39,108)           (44,260)
        Other expense, net ..........................................        (40)            (1,277)              (777)
                                                                       ---------          ---------          ---------
             Total other expense ....................................    (32,013)           (40,211)           (44,968)
                                                                       ---------          ---------          ---------
LOSS BEFORE INCOME TAXES ............................................    (80,995)          (107,937)          (120,529)
INCOME TAX BENEFIT (PROVISION) ......................................     20,720              3,422             (2,363)
                                                                       ---------          ---------          ---------
NET LOSS ............................................................  $ (60,275)         $(104,515)         $(122,892)
                                                                       =========          =========          =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

  KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY,
       ACCUMULATED DEFICIT AND COMPREHENSIVE LOSS
    (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      ADDITIONAL                       UNREALIZED          TOTAL
                                              COMMON STOCK              PAID-IN        ACCUMULATED       GAINS         STOCKHOLDERS'
                                          SHARES         AMOUNT         CAPITAL          DEFICIT        (LOSSES)           EQUITY
                                       ------------      ------       ----------       -----------     ----------      -------------
BALANCE, December 31, 1998 ..........        99            0             64,864          (49,878)             2             14,988
Comprehensive Loss:
    Net loss ........................         0            0                  -          (60,275)             0            (60,275)
    Unrealized loss on marketable
      securities ....................         0            0                  0                0            (33)               (33)
                                                                                                                         ---------
         Comprehensive Loss .........                                                                                      (60,308)
                                                                                                                         ---------
Exercise of SCANA warrants ..........         1            0              1,925                0              0              1,925
Reclass of bond warrants to parent
    company .........................         0            0              2,487                0              0              2,487

Stock options exercised .............         0            0                  2                0              0                  2
                                            ---         ----           --------        ---------           ----          ---------
BALANCE, December 31, 1999 ..........       100            0             69,278        $(110,153)           (31)           (40,906)
Comprehensive Loss:
    Net loss ........................         0            0                  0         (104,515)             0           (104,515)
    Unrealized loss on marketable
      securities ....................         0            0                  0                0             31                 31
                                                                                                                         ---------
          Comprehensive Loss ........                                                                                     (104,484)
                                                                                                                         ---------
 Equity infusion from parent ........                                   103,957                                            103,957
Exercise of stock options ...........                                        23                                                 23
                                            ---         ----           --------        ---------           ----          ---------
BALANCE, December 31, 2000 ..........       100            0            173,258        $(214,668)             0            (41,410)
Comprehensive Loss:
    Net loss ........................         0            0                  0         (122,892)             0           (122,892)
                                                                                                                         ---------
         Comprehensive Loss .........                                                                                     (122,892)
                                                                                                                         ---------
Equity infusion from parent .........                                    98,575                                             98,575
Adjustment for tax effect of
    exercise of stock options .......                                       (22)                                               (22)
                                            ---         ----           --------        ---------           ----          ---------
BALANCE, December 31, 2001 ..........       100         $  0           $271,811        $(337,560)          $  0          $ (65,749)
                                            ===         ====           ========        =========           ====          =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

    KNOLOGY BROADBAND , INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CASH FLOWS
 (DOLLARS IN THOUSANDS)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                          -----------------------
                                                                                     1999           2000           2001
                                                                                     ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..............................................................     $ (60,275)    $ (104,515)   $ (122,892)
     Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities:
       Depreciation and amortization .......................................        35,324         51,950        68,193
       Amortization of bond discount .......................................        34,990         39,298        44,136
       (Loss) gain on disposition of assets ................................            (7)           344           427
       Interest related to exercise of warrants ............................           795              -             -
       Changes in operating assets and liabilities:
          Accounts receivable ..............................................        (5,856)        (1,357)       (2,821)
          Accounts receivable- affiliate ...................................             0         14,047         4,174
          Prepaid expenses and other .......................................          (319)            16           (48)
          Accounts payable .................................................        (3,708)         8,850        (9,082)
          Accrued liabilities and interest .................................        (5,854)         5,542        (2,613)
          Unearned revenue .................................................           508            491         1,854
                                                                                 ---------     ----------    ----------
             Total adjustments .............................................        55,873        119,181       104,220
                                                                                 ---------     ----------    ----------
             Net cash (used in) provided by operating activities ...........        (4,402)        14,666       (18,672)
                                                                                 ---------     ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ..................................................       (82,968)      (118,851)      (74,840)
     Additions to subscriber base ..........................................             -              -          (328)
     Purchase of investments and acquisitions, net of cash aquired .........             -         (3,668)          (45)
     Proceeds from the sale of investments .................................        60,162          6,069             -
     Investment in ClearSource .............................................          (587)             -             -
     Proceeds from sale of property ........................................            75            102            99
     Other .................................................................           165              -             -
                                                                                 ---------     ----------    ----------
          Net cash used in investing activities ............................       (23,153)      (116,348)      (75,114)
                                                                                 ---------     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on debt and short-term borrowings ..................           (12)        (3,549)           (4)
     Expenditures related to issuance of debt and credit facility ..........           (52)             -           (49)
     Proceeds from the issuance of common stock ............................             2              -             -
     Proceeds from the issuance of debt and short-term borrowings ..........        19,000              -             -
     Equity infusion from parent ...........................................             -        103,957        98,364
     Proceeds from the issuance of warrants ................................         1,130              -             -
     Proceeds from issuance of promissory note to parent ...................             -         10,000             -
     Advances from parent ..................................................        14,976        (14,976)            -
     Advances to affiliate .................................................        (6,099)             -             -
                                                                                 ---------     ----------    ----------
          Net cash provided by financing activities ........................        28,945         95,432        98,311
                                                                                 ---------     ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................         1,390         (6,250)        4,525
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .............................         4,860          6,250             0
                                                                                 ---------     ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR ...................................     $   6,250            $ 0    $    4,525
                                                                                 =========     ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for interest ................................     $     530     $    1,903    $    2,591
                                                                                 =========     ==========    ==========
     Cash received during period for income taxes ..........................     $  10,010     $   16,718    $      818
                                                                                 =========     ==========    ==========
     Non-Cash equity infusion to purchase land..............................     $       0     $        0    $      211
                                                                                 =========     ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 2000, and 2001

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

FINANCIAL CONDITION

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

       The Company is subject to various risks in connection with the operation of its business including, among other things, (i) the Company's inability to satisfy anticipated working capital or other cash requirements, (ii) the Company's lack of liquidity and its inability to raise additional capital, (iii) changes in the Company's business strategy or an inability to execute is strategy due to unanticipated changes in the market, and (iv) various competitive factors that may prevent the Company from competing successfully in the marketplace. The Company has an accumulated deficit of $337,560, a working capital deficit of $26,965 and long-term debt of $412,667 as of December 31, 2001. Management is evaluating alternatives to improve the Company's capital structure, including restructuring its senior discount notes. Funding of the Company's working capital deficit, current and future operating losses, debt service requirements and expansion of the Company will require continuing capital investment.

       The Company has historically relied on capital infusion from its parent company to meet its funding requirements and plans to continue to rely on its parent, however, there can be no assurance that sufficient funding will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's operations and expansion strategies. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company's ability to continue as a going concern.

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

                                                         Years
                                                         -----
          Buildings ..................................    25
          System and installation equipment ..........   7-10
          Production equipment .......................    7
          Test and office equipment ..................   3-7
          Automobiles and trucks .....................    5
          Leasehold improvements .....................    5

       Inventories are valued at the lower of cost or market (determined on a weighted average basis) and include customer premise equipment and certain plant construction materials. These items are transferred to system and installation equipment when installed.

       Interest is capitalized in connection with the construction of the Company's broadband networks. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the asset's estimated useful life. Approximately $3,040, $2,329 and $2,430 of interest cost was capitalized in 1999, 2000 and 2001, respectively.

INTANGIBLE ASSETS

       Intangible assets include the excess of the purchase price of acquisitions over the fair value of net assets acquired as well as various other acquired intangible assets. Intangible assets and the related useful lives and accumulated amortization at December 31, 2000 and 2001 are as follows:

                                                                  Amortization
                                                                    Period
                                       2000         2001            (Years)
                                       ----         ----          ------------
    Goodwill                          $10,915     $10,915           10-40
    Subscriber base                    34,429      34,757             3
    Noncompete agreement                1,500       1,500             3
    Other                                 405         405           10-15
                                      -------     -------
                                       47,249      47,577
    Less accumulated amortization      28,303      37,775
                                      -------     -------
    Intangibles, net                  $18,946     $ 9,802
                                      =======     =======

       The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" in June 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company had no business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. It requires that goodwill be assessed for impairment on at least an annual basis by applying a fair-value-based test. Amortization expense was $4,794 for the year ended December 31, 2001.

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

       The Company adopted SFAS No. 142 on January 1, 2002. The Company has performed a goodwill impairment test in accordance with SFAS No. 142. Based on the results of the goodwill impairment test the Company expects to record an impairment loss of $1,294 in the first quarter of 2002 as a cumulative effect of change in accounting principle.

       In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company does not expect to be impacted by the adoption of this new standard.

DEFERRED ISSUANCE COSTS

       Deferred issuance costs include costs associated with the issuance of debt and the consummation of a credit facility (Note 3). Deferred issuance costs and the related useful lives and accumulated amortization at December 31, 2000 and 2001 are as follows:

                                                                   Amortization
                                                                      Period
                                                2000      2001       (Years)
                                                ----      ----     ------------
       Deferred issuance costs .............  $ 9,434   $ 9,484        4-10
       Accumulated amortization ............   (2,566)   (3,661)
                                              -------   -------
       Deferred issuance costs, net ........  $ 6,868   $ 5,823
                                              =======   =======


LONG-LIVED ASSETS

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

INVESTMENTS

       Investments and equity ownership in associated companies consisted of the following at December 31, 2000 and 2001:

                                                                                  2000       2001
                                                                                  ----       ----
Nonmarketable investments, at cost:
    ClearSource common and preferred stock, 1,155 and 1,155 shares in
      2000 and 2001, respectively .............................................. $5,075     $5,075
    Grande Communications common stock, 500,000 and 500,000 shares in
      2000 and 2001, respectively ..............................................      5          5

    Hybrid Networks, Inc. common stock, 0 and 90,000 shares in 2000 and
      2001, respectively .......................................................      0         45
                                                                                 ------     ------
             Total investments ................................................. $5,080     $5,125
                                                                                 ======     ======


       At December 31, 2001, the Company, through its wholly owned subsidiaries, owned approximately 5% of ClearSource, Inc. ("ClearSource"). ClearSource was formed during 1998 to build and operate advanced broadband networks offering a bundle of communications services to residential and business customers. The Company's investments in ClearSource and Grande are accounted for under the cost method of accounting.

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

ACCRUED LIABILITIES

Accrued liabilities at December 31, 2000 and 2001 consists of the following:

                                                         2000          2001
                                                         ----          ----
Accrued Expenses, including accounts payable ...........$10,550       $6,920
Accrued Property taxes .................................      0          602
Accrued Compensation ...................................    580          997
                                                        -------       ------
                  Total ................................$11,130       $8,519
                                                        =======       ======

REVENUE RECOGNITION

       The Company's revenues are recognized when services are provided, regardless of the period in which they are billed. Fees billed in advance are included in the accompanying consolidated balance sheets as unearned revenue and are deferred until the month the service is provided.

ADVERTISING COSTS

       The Company expenses all advertising costs as incurred. Approximately $1,298, $1,660, and $2,962 of advertising expense are recorded in the Company's consolidated statements of operations for the years ended December 31, 1999, 2000, and 2001, respectively.

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

       Effective August 1998, the Company was included in the consolidated federal income tax return of ITC Holding. Under a tax sharing arrangement, the Company recorded an income tax benefit of $3,422 and $0 and an affiliate receivable in the amount of $4,222 and $512 at December 31, 2000 and 2001, respectively, for the utilization of net operating losses included in the

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

consolidated tax return of ITC Holding. Subsequent to the Reorganization, the Company files a consolidated federal income tax return with Knology, Inc. The Company recorded an income tax provision of $2,363 at December 31, 2001.

       The Company and all of its subsidiaries file a consolidated Alabama income tax return and the Company and its subsidiaries with all operations in Georgia file a consolidated Georgia income tax return with Knology, Inc. The remaining subsidiaries file separate state income tax returns.

       In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

3. LONG-TERM DEBT

       Long-term debt at December 31, 2000 and 2001 consists of the following:

                                                                                               2000            2001
                                                                                               ----            ----
Senior Discount Notes, including interest, with a face value of $444,100,000, bearing interest at 11.875% beginning October 15, 2002, interest payable semiannually beginning April 15, 2003 with principal and any unpaid
   interest due October 15, 2007 .........................................................   $358,532       $402,667
Senior secured credit facility, at a rate of LIBOR plus 2.5%, interest payable
   quarterly with principal and any unpaid interest due November 15, 2002 ................     15,465         15,465
Capitalized lease obligation, at a rate of 10%, paid off in 2001 .........................        109              0
Promissory Note, dated October 1, 2000, at a rate of 10%, beginning October 1, 2000,
   interest payable quarterly beginning January 1, 2001 ..................................     10,000         10,000
                                                                                             --------       --------
                                                                                              384,106        428,132
Less current maturities ..................................................................         12         15,465
                                                                                             --------       --------
                                                                                             $384,094       $412,667
                                                                                             ========       ========

       Following are maturities of long-term debt for each of the next five years and thereafter as of December 31, 2001:

         2002 .............................  $15,465
         2003 .............................        0
         2004 .............................        0
         2005 .............................   10,000
         2006 .............................        0
         Thereafter .......................  444,100
                                            --------
             Total ........................ $469,565
                                            ========

       The fair value of the Senior Discount Notes at December 31, 2001 was estimated to be approximately $185,227, based on the closing bond price at year-end.

       On December 22, 1998, the Company entered into a $50,000 four-year senior secured credit facility with First Union National Bank and First Union Capital Markets Corp., which may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At the Company's option, interest will accrue based on either the Alternate Base Rate plus applicable margin or the LIBOR rate plus applicable margin as defined. Obligations under the credit facility will be secured by substantially all tangible and intangible assets of the Company and its current and future subsidiaries. The credit facility includes a number of covenants, including, among others, covenants limiting the ability of the Company and its subsidiaries and their present and future subsidiaries to incur debt, create liens, pay dividends, make distributions or stock repurchases, make certain investments, engage in transactions with affiliates, sell assets, and engage in certain mergers and acquisitions. The credit facility also includes covenants requiring compliance with certain operating and financial ratios on a

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

consolidated basis. The credit facility allows the Company to borrow up to five times certain individual subsidiary's "consolidated adjusted cash flow" as defined in the credit facility. In connection with the initiation of the revolving credit facility, the Company incurred approximately $1,397 in related costs which are being amortized on a straight-line basis over the five-year term.

       In the fourth quarter of 1997, the Company issued units consisting of senior discount notes due in 2007 and warrants (the "Bond Warrants") to purchase Preferred Stock for gross proceeds of approximately $250,000. The notes were offered at a substantial discount from face value, with no interest payable for the first five years. Approximately $2,500 of the gross proceeds was allocated to the Bond Warrants. Each Bond Warrant allows the holder to purchase .003734 shares of the Company's preferred stock. The Company incurred approximately $7,900 in costs to issue the Senior Discount Notes. These costs are being amortized at an effective rate over the life of the notes. The indenture relating to the notes contains certain covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase) capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets, and engage in mergers and consolidations. The proceeds from the offering of the units have been, and will be, used to repay certain indebtedness of the Company, to fund expansion of the Company's business, and for additional working capital and general corporate purposes.

       In connection with the Reorganization (Note 1), the Company's warrant holders elected to exchange the Bond Warrants of the Company for warrants to purchase Knology, Inc.'s Series A preferred stock. The Company's Bond Warrants were subsequently cancelled.

       On June 2, 1997, the Company borrowed $3,000 under a promissory note from SCANA Communications, Inc. ("SCANA") at 12% interest with an original maturity of June 30, 1997. In July 1997, and again in September 1997, the Company and SCANA amended the promissory note agreement to increase the borrowings to $10,000 and to extend the maturity date until January 1, 1998. On September 29, 1997, the Company borrowed an additional $1,000 at 12% interest under an oral agreement with SCANA with similar terms. In October 1999, the Company issued to SCANA warrants to purchase 753 shares of the Company's preferred stock in connection with these loans. SCANA exercised these warrants in November 1999. The weighted average exercise price of the warrant was $1,500 per share of preferred stock. The Company received net proceeds of $1,100 and recorded the fair value of the warrants, as determined by the Black-Scholes option pricing model, of $1,900 to additional paid in capital. Related interest expense of $800 was recorded in the accompanying consolidated statements of operations. SCANA elected to exchange its 753 shares of Knology Broadband preferred stock for 451,800 shares of Knology, Inc. preferred stock in connection with the Reorganization (Note 1).

4.  OPERATING LEASES

       The Company leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases.

       Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001 are as follows:

         2002 ................................ $ 928
         2003 ................................   759
         2004 ................................   666
         2005 ................................   642
         2006 ................................   452
         Thereafter .......................... 2,643
                                               -----
             Total minimum lease payments .... 6,090
                                               =====

       Total rental expense for all operating leases was approximately $213, $600, and $727 for the years ended December 31, 1999, 2000, and 2001, respectively.

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

5. COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

       The Company has entered into contracts with various entities to provide programming. The Company pays a monthly fee as cost for the programming services, generally based on the number of average subscribers to the program, although some fees are adjusted based on the total number of subscribers to the system and/or the system penetration percentage. Certain contracts have minimum monthly fees. The Company estimates that it will pay approximately $27,800 in programming fees under these contracts during 2002.

LEGAL PROCEEDINGS

       In the normal course of business, the Company is subject to various litigation; however, in management's opinion, there are no legal proceedings pending against the Company which would have a material adverse effect on the financial position, results of operations, or liquidity of the Company.

6. INCOME TAXES

       The benefit for income taxes from continuing operations consisted of the following for the years ended December 31, 1999, 2000 and 2001:

                                         1999          2000          2001
                                         ----          ----          ----
Current .............................   $20,720       $ 3,422       $(2,363)
Deferred ............................     9,468        32,618        45,722
Increase in valuation allowance .....    (9,468)      (32,618)      (45,722)
                                        -------       -------       -------
Income tax benefit ..................   $20,720       $ 3,422       $(2,363)
                                        =======       =======       =======

       Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of deferred tax assets and liabilities as of December 31, 2000 and 2001 are as follows:

                                                       2000           2001
                                                       ----           ----
Deferred tax assets:
   Net operating loss carryforwards. ...............  $ 39,619       $ 74,666
   Deferred bond interest ..........................    38,914         54,186
   Other ...........................................     1,548          3,578
   Valuation allowance. ............................   (56,674)      (102,396)
                                                      --------       --------
         Total deferred tax assets .................    23,407         30,034
   Deferred tax liabilities:
   Depreciation and amortization. ..................    23,407         30,034
                                                      --------       --------
   Net deferred income taxes. ......................  $      0       $      0
                                                      ========       ========

       At December 31, 2001, the Company had available federal net operating loss carryforwards of approximately $116,300 which expire from 2011 to 2021. The Company also has state net operating loss carryforwards totaling approximately $187,400. Unless utilized, the state net operating loss carryforwards expire from 2006 to 2021. Management has recorded a total valuation allowance of $100,300 on these operating loss carryforwards, the majority of which contain limitations on utilization.

       A reconciliation of the income tax provision computed at statutory tax rates to the income tax provision for the years ended December 31, 1999, 2000, and 2001 is as follows:

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                               1999        2000       2001
                                               -----       ----       ----
Income tax benefit at statutory rate .........   34%        34%        34%
State income taxes, net of federal benefit ...    3          3          3
Other ........................................    0         (4)        (3)
Increase in valuation allowance ..............  (12)       (30)       (36)
                                                ---        ---        ---
      Income tax benefit (provision) .........   25%         3%        (2)%
                                                ===        ===        ===

7.  EQUITY INTERESTS

CAPITAL TRANSACTIONS

       At December 31, 2000, the Company has authorized 100 shares of $.01 par value common stock and 0 shares of $.01 par value convertible preferred stock at December 31, 2000. In February 1998, the Company completed a 150-for-1 stock split of the Company's common stock, par value $.01 per share, which was effected in the form of a stock dividend of new shares of common stock. In connection with the stock split, the Company increased the number of shares of authorized common stock from 200,000 to 16,000,000 and changed the conversion ratio between the common stock and the preferred stock from 1 to 1 to a ratio of 150 to 1. On June 30, 2000, the Company converted each share of its preferred stock into 150 shares of common stock. Subsequent to the conversion, the Company completed a 1-for-75,912 stock split, the financial statements have been retroactively restated to give effect to the conversion and stock split. The Company also decreased the number of shares authorized from 16,100 to 100 shares.

       On October 1, 2000, the Company entered into a note agreement with Knology, Inc. in the amount of $10,000. The note bears an annual interest rate of 10%, payable quarterly beginning January 1, 2001, and is payable in full on October 1, 2005. In connection with the note agreement, the Company reclassified all previously recorded advances from affiliates in excess of $10,000, or approximately $104,000, to additional paid in capital.

8.  RELATED-PARTY TRANSACTIONS

       ITC Holding occasionally provides certain administrative services, such as legal and tax planning services, for the Company. The costs of these services are charged to the Company based primarily on the salaries and related expenses for certain of the ITC Holding executives and an estimate of their time spent on projects specific to the Company. For the years ended December 31, 1999, 2000, and 2001, the Company recorded approximately $29, $19, and $131 respectively, in selling, operations, and administrative expenses related to these services. In the opinion of management, amounts charged to the Company are consistent with costs that would be incurred from third party providers.

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

       For the years ended December 31, 1999, 2000, and 2001, the Company received services from these affiliated entities in the amounts of approximately $1,984, $2,086, and $3,449, respectively, which are reflected in cost of services and selling, operations, and administrative expenses in the Company's consolidated statements of operations.

       The Company also received services from its affiliates, Interstate Telephone Company and Valley Telephone Company Inc., both of which are local exchange carriers. Services received for the years ended December 31, 1999, 2000 and 2001 totaled approximately $964, $2,243 and $0.

       The Company also provides switching, programming, and other services for various affiliated companies on a contracted or time and materials basis. Total amounts paid by the affiliated companies for these services approximated $322, $388 and $344 for the years ended December 31, 1999, 2000 and 2001 and are reflected in operating revenues in the Company's consolidated statements of operations.

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

       Relatives of the stockholders of ITC Holding are stockholders and employees of the Company's insurance provider. The costs charged to the Company for insurance services were approximately $977, $1,164, and $1,187 for the years ended December 31, 1999, 2000, and 2001, respectively.

9.  UNAUDITED QUARTER-BY-QUARTER COMPARISON

       Summarized quarterly financial data for the years ended December 31, 1999, 2000 and 2001 are as follows:


                             Quarters     First           Second            Third           Fourth
                                          -----           ------            -----           ------
1999
   Operating revenues ................    $10,031          $10,601          $11,884          $12,414
   Operating loss ....................    (11,065)         (12,573)         (12,094)         (13,250)
   Net loss ..........................    (14,210)         (16,742)         (15,128)         (14,195)

2000
   Operating revenues ................     13,294           14,639           15,142           16,540
   Operating loss ....................    (14,576)         (16,025)         (18,271)         (18,854)
   Net loss ..........................    (22,016)         (25,609)         (28,103)         (28,787)

2001
   Operating revenues ................     17,639           19,587           21,218           23,078
   Operating loss ....................    (19,452)         (19,648)         (19,594)         (16,867)
   Net loss ..........................    (30,136)         (30,686)         (30,855)         (31,215)


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

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                 DATA SERVICES
                           VIDEO      VOICE        AND OTHER     CONSOLIDATED
                           -----      -----      -------------   ------------
 1999
 Operating revenues ....  $33,991     $8,158        $2,781       $44,930
 Cost of services ......   14,528      6,535           296        21,359
                           ------    - -----           ---        ------
 Gross margin ..........  $19,463     $1,623        $2,485       $23,571
                          =======     ======        ======       =======

 2000
 Operating revenues ....  $40,841    $13,210        $5,564       $59,615
 Cost of services ......   17,883      7,772           615        26,270
                           ------    - -----           ---        ------
 Gross margin ..........  $22,958     $5,438        $4,949       $33,345
                          =======     ======        ======       =======

 2001
 Operating revenues ....  $47,742    $19,959       $13,821       $81,522
 Cost of services ......   22,500      6,086         2,520        31,106
                           ------    - -----         -----        ------
 Gross margin ..........  $25,242    $13,873       $11,301       $50,416
                          =======    =======       =======       =======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited in accordance with generally accepted auditing standards, the financial statements of KNOLOGY BROADBAND, INC. AND SUBSIDIARIES included in this Annual Report on Form 10-K and have issued our report thereon dated February 7, 2002. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule II--Valuation and Qualifying Accounts ("Schedule II") is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 7, 2002

                                  SCHEDULE II

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                             (THOUSANDS OF DOLLARS)

                                               YEAR            YEAR          YEAR
                                              ENDED           ENDED          ENDED
                                           DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                               1999            2000          2001
                                               -----           ----          ----
Allowance for doubtful accounts,
    balance at beginning of year ........      $  394           $ 580         $ 562
Addition charged to cost and expense ....       1,145           1,573         2,594
Deductions ..............................        (959)         (1,591)       (2,416)
                                               ------          ------        ------
Allowance for doubtful accounts,
    balance at end of year ..............      $  580          $  562        $  740
                                               ======          ======        ======