Form 10-Q
period 2002-03-31
KNOLOGY BROADBAND INC
filed 2002-05-15
CIK 1048932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

COMMISSION FILE NUMBER: 333-43339

KNOLOGY BROADBAND, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	58-2203141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

KNOLOGY BROADBAND, INC.
1241 O.G. SKINNER DRIVE
WEST POINT, GEORGIA	31833
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (706) 645-8553

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒*            NO ☐

As of April 30, 2002, there were 100 shares of the registrant’s Common Stock outstanding.

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
QUARTER ENDED MARCH 31, 2002

ITEM 1.    FINANCIAL STATEMENTS

KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
MARCH 31, 2002
	March 31, 2002	December 31, 2001
	(Dollars in Thousands)
ASSETS
CURRENT ASSETS:
Cash	$147	$4,525
Accounts receivable, net	10,097	9,694
Affiliate receivable	26	113
Prepaid expenses and other	788	816

Total current assets	11,058	15,148
PROPERTY AND EQUIPMENT, net	342,978	353,000
INVESTMENTS	5,125	5,125
INTANGIBLE AND OTHER ASSETS, net	14,092	15,758

Total assets	$373,253	$389,031

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Current portion of notes payable	$15,465	$15,465
Accounts payable	10,611	12,912
Accounts payable-affiliate	2,979	248
Accrued liabilities	5,755	8,519
Unearned revenue	5,644	4,969

Total current liabilities	40,454	42,113

NONCURRENT LIABILITIES:
Notes payable-affiliate	14,044	10,000
Senior discount notes, net of discount	414,465	402,667

Total noncurrent liabilities	428,509	412,667

Total liabilities	468,963	454,780

STOCKHOLDERS’ DEFICIT:
Common Stock	—	—
Additional paid-in capital	271,811	271,811
Accumulated deficit	(367,521)	(337,560)

Total stockholders’ deficit	(95,710)	(65,749)

Total liabilities and stockholders’ deficit	$373,253	$389,031

The accompanying notes are an integral part of these condensed consolidated balance sheets.

KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended March 31,
	2002	2001
	(Dollars in Thousands)
OPERATING REVENUES	$25,304	$17,639

OPERATING EXPENSES:
Costs and expenses, excluding depreciation and amortization	23,926	21,012
Depreciation and amortization	17,081	16,079

Total operating expenses	41,007	37,091

OPERATING INCOME (LOSS)	(15,703)	(19,452)
OTHER INCOME (EXPENSE):
Interest income	2	26
Interest expense	(12,389)	(10,301)
Other expense, net	(577)	(409)

Total other expense	(12,964)	(10,684)

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECTOF CHANGE IN ACCOUNTING PRINCIPLE	(28,667)	(30,136)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE (Note 2)	(1,294)	—

NET LOSS	$(29,961)	$(30,136)

The accompanying notes are an integral part of these condensed consolidated balance sheets.

KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
(UNAUDITED)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2002	2001
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,961)	$(30,136)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,081	16,079
Write down of inventory to market	619	—
Amortization of bond discount	11,798	10,505
Gain (loss) on disposition of assets	(16)	—
Cumulative effect of change in accounting principle—goodwill impairment	1,294	—
Changes in operating assets and liabilities:
Accounts receivable	(403)	332
Accounts receivable—affiliate	87	(16)
Prepaid expenses and other	28	(333)
Accounts payable	(2,301)	(9,836)
Accounts payable—affiliate	2,661	—
Accrued liabilities and interest	(2,764)	(3,740)
Unearned revenue	675	546

Total adjustments	28,759	13,537

Net cash used in operating activities	(1,202)	(16,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net of retirements	(7,297)	(22,551)
Organizational and franchise cost expenditures, net	(10)	(275)
Investments	—	(45)
Proceeds from sales of assets	87	—

Net cash used in investing activities	(7,220)	(22,871)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt and short-term borrowings	—	(4)
Proceeds from affiliate debt	4,044	—
Equity infusion from parent	—	40,222

Net cash provided by financing activities	4,044	40,218

NET (DECREASE) INCREASE IN CASH	(4,378)	748
CASH AT BEGINNING OF PERIOD	4,525	—

CASH AT END OF PERIOD	$147	$748

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$573	$655

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002
(UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1.    ORGANIZATION AND NATURE OF BUSINESS

Knology Broadband, Inc. (the “Company”), formerly KNOLOGY Holdings, Inc., is a wholly owned subsidiary of Knology, Inc. The Company offers residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services, using advanced interactive broadband networks. The Company operates interactive broadband networks in six metropolitan areas (collectively the “Systems”): Huntsville and Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; and Charleston, South Carolina.

The Company has experienced operating losses as a result of the expansion of its advanced interactive broadband communications networks and services into new and existing markets. Management expects to continue to focus on increasing the customer base and expanding the Company’s broadband operations. Accordingly, the Company expects that it will continue to experience operating losses in accordance with the business plan. While management expects its plans to result in profitability, there can be no assurance that growth in the Company’s revenue or customer base will continue or that the Company will be able to achieve or sustain profitability and/or positive cash flow.

2.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Certain amounts included in the 2001 financial statements have been reclassified to conform to the 2002 financial statements.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, in June 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company had no business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. It requires that goodwill be assessed for impairment on at least an annual basis by applying a fair value-based test.

The Company adopted SFAS No. 142 on January 1, 2002. The Company has performed a goodwill impairment test in accordance with SFAS No. 142. Based on the results of the goodwill impairment test, the Company recorded an impairment loss of $1,294 in the first quarter of 2002 as a cumulative effect of change in accounting principle. A goodwill impairment test will be performed at least annually on January 1.

Effective January 1, 2002, the Company no longer records amortization of goodwill. During the first quarter of 2001 the Company recorded approximately $1,198 in amortization of goodwill.

4.    SEGMENT INFORMATION

Effective January 1998, the Company adopted SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements.

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

Revenues by broadband communications service are as follows:

	Three Months Ended March 31,
	2002	2001
Video	$13,756	$10,993
Voice	7,200	4,462
Data and other	4,348	2,184

Consolidated revenues	$25,304	$17,639

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE MANAGEMENT’S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS ANNUAL REPORT INCLUDE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (3) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (4) THAT NEEDED FINANCING WILL NOT BE AVAILABLE, (5) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (6) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISK SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, WHICH ARE INCORPORATED HEREIN BY REFERENCE. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

The following is a discussion of our consolidated financial condition and results of operations for the three months ended March 31, 2002 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with our financial statements and related notes elsewhere in this Form 10-Q.

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

In 1995, Knology Broadband, Inc. was originally formed as a limited liability company and later was incorporated in the State of Delaware. The Company’s principal executive offices are located at 1241 O.G. Skinner Drive, West Point, Georgia 31833 and its telephone number is (706) 645-8553.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 2 to the consolidated financial statements set forth in our Annual Report on Form 10-K for the year ended December 31, 2001. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s revenues are recognized when services are provided, regardless of the period in which they are billed. Fees billed in advance are recorded in the consolidated balance sheets as unearned revenue and are deferred until the month the service is provided.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” in June 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company had no business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. It requires that goodwill be assessed for impairment on at least an annual basis by applying a fair-value-based test.

The Company adopted SFAS No. 142 on January 1, 2002. The Company has performed a goodwill impairment test in accordance with SFAS No. 142. Based on the results of the goodwill impairment test the Company recorded an impairment loss of $1.3 million in the first quarter of 2002 as a cumulative effect of change in accounting principle.

In June 2001, the FASB issued SFAS No. 143 “Accounting for Asset Retirement Obligations.” SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

In July 2001, the FASB issued SFAS No. 144, “Impairment or Disposal of Long- Lived Assets,” which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. There was no impact to the Company upon the adoption of this new standard.

REVENUES AND EXPENSES

We can group our revenues into four categories: video revenues, voice revenues, data revenues and other revenues.

•
VIDEO REVENUES.    Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 62.3% and 54.3% of our consolidated revenues for the three months ended March 31, 2001 and March 31, 2002, respectively.

•
VOICE REVENUES.    Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail and usage fees for long distance service. Voice revenues accounted for approximately 25.3% and 28.5% of our consolidated revenues for the three months ended March 31, 2001 and March 31, 2002, respectively.

•
DATA REVENUES AND OTHER REVENUES.    Our data revenues consist primarily of fixed monthly fees for high-speed Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 12.4% and 17.2% of our consolidated revenues for the three months ended March 31, 2001 and March 31, 2002, respectively.

Our operating expenses include cost of services expenses, selling, operations and administrative expenses and depreciation and amortization expenses.

Cost of service expenses include:

•
VIDEO COST OF SERVICES.    Video cost of services consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs as a percentage of video revenues were approximately 46.9% and 47.4% for the three months ended March 31, 2001 and March 31, 2002, respectively. Programming costs is our largest single cost and we expect this to continue. Since programming cost is primarily based on numbers of subscribers, it will increase as we add more subscribers. Additionally, programming cost will increase as costs per channel increase over time.

•
VOICE COST OF SERVICES.    Voice cost of services consist primarily of transport cost and network access fees. The voice cost of services as a percentage of revenues were approximately 42.8% and 34.4% for the three months ended March 31, 2001 and March 31, 2002, respectively.

•
DATA AND OTHER COST OF SERVICES.    Data and other cost of services consist primarily of transport cost and network access fees. The data and other cost of services as a percentage of revenues were approximately 10.3% and 7.4% for the three months ended March 31, 2001 and March 31, 2002, respectively.

Selling, operations and administrative expenses include:

•	SALES AND MARKETING COSTS. Sales and marketing costs include the cost of sales and marketing personnel and advertising and promotional expenses.

•	NETWORK OPERATIONS AND MAINTENANCE EXPENSES. Network operations and maintenance expenses include payroll and departmental costs incurred for network design and maintenance monitoring.

•	CUSTOMER SERVICE EXPENSES. Customer service expenses include payroll and departmental costs incurred for customer service representatives and management.

•	GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist of corporate and subsidiary general management and administrative costs.

Depreciation and amortization expenses include depreciation of our interactive broadband networks and equipment, and amortization of cost in excess of net assets and other intangible assets related to acquisitions.

Three Months Ended March 31, 2002 Compared To Three Months Ended March 31, 2001

REVENUES. Operating revenues increased 43.5% from $17.6 million for the three months ended March 31, 2001 to $25.3 million for the three months ended March 31, 2002. Our increased revenues are primarily due to a higher number of connections during the three months ended March 31, 2002 as compared to 2001. The additional connections resulted primarily from:

•	the extension of our broadband networks in the Augusta, Charleston and Panama City markets;

•	the upgrade of existing networks to broadband capacity in Huntsville; and

•	internal growth in connections generated by our sales and marketing efforts.

EXPENSES.    Our operating expenses, excluding depreciation and amortization, increased 13.9%, from $21.0 million for the three months ended March 31, 2001 to $23.9 million for the three months ended March 31, 2002. The cost of services component of operating expenses increased 27.9%, from $7.3 million for 2001 to $9.3 million for 2002. Our selling, operations, and administration expenses increased 6.4%, from $13.7 million for 2001 to $14.6 million for 2002. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of subscribers and the number of employees associated with such expansion and growth into new markets.

Our depreciation and amortization expenses increased 6.2% from $16.1 million for the three months ended March 31, 2001 to $17.1 million for the three months ended March 31, 2002. The increase in depreciation is primarily due to the expansion of our networks and growth in to new markets.

OTHER INCOME AND EXPENSES.    Our interest income was $26,000 for the three months ended March 31, 2001, compared to $2,500 for the three months ended March 31, 2002.

Our interest expense increased from $10.3 million for the three months ended March 31, 2001 to $12.4 million for the three months ended March 31, 2002. The increase in interest expense reflects the accrual of the interest attributable to the senior discount notes issued in October 1997.

Other expense, net increased from an expense of $409,000 to an expense of $577,000, primarily due to a $619,000 write down of inventory to the lower of cost or market value.

NET LOSS.    We incurred a net loss of $30.1 million for the three months ended March 31, 2001 compared to a net loss of $30.2 million for the three months ended March 31, 2002. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth into new markets.

Liquidity and Capital Resources

As of March 31, 2002, we had net working capital deficit of $29.4 million, compared to a net working capital deficit of $27.0 million as of December 31, 2001. The increase in the deficit from December 31, 2001 to March 31, 2002 is due to a decrease in cash of $4.4 million partially offset by a reduction of $2.3 million in accounts payable.

Net cash used in operations totaled $16.6 million for the three months ended March 31, 2001 and $1.2 million for the three months ended March 31, 2002. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including depreciation and amortization, loss on disposition of assets and write down of inventory.

Net cash used in investing activities was $22.9 million for the three months ended March 31, 2001 and $7.2 million for the three months ended March 31, 2002. Investing activities for the three months ended March 31, 2001 consisted of $22.6 million of capital expenditures and $320,000 in organizational, franchise and investment expenditures. Investing activities for the three months ended March 31, 2002 consisted of $7.3 million of capital expenditures, $10,000 in organizational, franchise and investment expenditures and $87,000 in proceeds from the sale of assets.

We received net cash flow from financing activities of $40.2 million for the three months ended March 31, 2001 and $4.0 million for the three months ended March 31, 2002. Financing activities in 2001 consisted primarily of $40.2 million of equity infusion from our parent. Financing activities in 2001 consisted of proceeds from affiliate debt of $4.0 million from our parent.

Funding to Date

We have raised equity capital and borrowed money to finance a significant portion of our operating, investing and financing activities in the development of our business. On October 22, 1997, we received net proceeds of $242.4 million from the offering of units consisting of senior discount notes due 2007 and warrants to purchase preferred stock. The notes were sold at a substantial discount from their principal amount at maturity, and there will not be any payment of cash interest on the notes prior to April 15, 2003. The notes will fully accrete to face value of $444.1 million on October 15, 2002. From and after October 15, 2002, the notes will bear interest, which will be payable in cash, at a rate of 11 7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The indenture contains covenants that affect, and in certain cases restrict, the ability of Knology Broadband to:

•	incur indebtedness;

•	pay dividends;

•	prepay subordinated indebtedness;

•	redeem capital stock;

•	make investments;

•	engage in transactions with stockholders and affiliates;

•	create liens;

•	sell assets; and

•	engage in mergers and consolidations.

On December 22, 1998, we entered into a $50 million four-year senior secured credit facility with First Union National Bank (now Wachovia Bank, National Association) and First Union Securities, Inc. On November 7, 2001, First Union National Bank and First Union Securities, Inc. agreed to amend the credit facility. The credit facility, as amended, allows us to borrow up to the greater of (i) $15.5 million or (ii) three times our annualized consolidated cash flow. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At our option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from 4.0% for Base Rate Loans to 5.0% for LIBOR Rate Loans. The credit facility contains a number of covenants that restrict our ability to take certain actions, including the ability to:

•	incur indebtedness;

•	create liens;

•	pay dividends;

•	make distributions or stock repurchases;

•	make investments;

•	engage in transactions with affiliates;

•	sell assets; and

•	engage in mergers and acquisitions.

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

The maximum amount available under the amended credit facility as of December 31, 2001 was approximately $15.5 million. As of March 31, 2002, $15.5 million had been drawn against the credit facility.

In January 2002, we also entered into a secured intercompany credit facility with Knology, Inc. The secured intercompany credit facility is intended to provide a mechanism for any funding Knology, Inc. chooses to advance to us; however, the facility does not represent a present commitment from Knology, Inc. to fund any our future cash needs. The intercompany credit facility is secured by substantially all of the assets of Knology Broadband and is subordinate to the First Union credit facility. As of March 31, 2002, $4.0 million had been drawn against the credit facility.

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

Funding to complete the construction of our networks throughout our markets and for our working capital needs, current and future operating losses, and debt service requirements will require continuing capital investment. The Company has historically relied on capital infusions from its parent company to meet its funding requirements and plans to continue to rely on its parent, however, there can be no assurance that sufficient funding will continue to be available in the future or that it will be available on terms acceptable to the Company. If we are not successful in raising additional capital, we may not be able to complete the construction of our networks throughout our markets. This may cause us to violate our franchise agreements, which could adversely affect us, or may limit our growth within these markets. Failure to obtain additional funding would also limit our ability continue in business or to expand our business. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

We are considering alternatives to improve our capital structure and strengthen our liquidity position. We have been engaged in discussions regarding a potential restructuring with an ad hoc committee of the holders of a significant amount of our senior discount notes and with the financial advisor for the committee. Although we are actively pursuing discussions with the committee, no restructuring agreement has been reached and there can be no assurance that a restructuring agreement will be reached in the future.

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
3.1
Certificate of Incorporation of KNOLOGY Holdings, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-4 of Knology Broadband, Inc. (formerly KNOLOGY Holdings, Inc.) (File No. 333-43339)).

3.2
Certificate of Amendment of Certificate of Incorporation of KNOLOGY Holdings, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology Broadband, Inc.’s Form 10-Q for the quarter ended March 31, 1998).

3.3
Certificate of Amendment of Certificate of Incorporation of Knology Broadband, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology Broadband, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

3.4
Certificate of Amendment to Certificate of Designation of Preferred Stock of KNOLOGY Holdings, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Broadband, Inc. Form 10-Q for the quarter ended March 31, 1998).

3.5
Certificate of Amendment to Certificate of Designation of Preferred Stock of Knology Broadband, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Broadband, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

3.6	Amended and Restated Bylaws of KNOLOGY Holdings, Inc. (Incorporated herein by reference to Exhibit 3.2 to Knology Broadband, Inc.’s Registration Statement on Form S-4 (File No. 333-43339)).

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

10.1
Subordinated Intercompany Credit Agreement Promissory Note, dated January 1, 2002 made by Knology Broadband, Inc. in favor of Knology, Inc. (Incorporated herein by reference to Exhibit 10.56 to Knology Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.1.1
Intercompany Loan Guarantee, dated as of January 1, 2002, executed by Knology of Columbus, Inc., Knology of Montgomery, Inc., Knology of Panama City, Inc., Knology of Augusta, Inc., Knology of Charleston, Inc., Knology of South Carolina, Inc., Knology of Alabama, Inc., and Knology of Florida, Inc., Knology of Huntsville, Inc., and Knology Broadband, Inc., as Guarantors in favor of Knology, Inc. (Incorporated herein by reference to Exhibit 10.56.1 to Knology Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.1.2
Security Agreement, dated as of January 1, 2002, made by Knology Broadband, Inc., and certain undersigned Subsidiaries of Knology Broadband, Inc. in favor of Knology, Inc. (Incorporated herein by reference to Exhibit 10.56.2 to Knology Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.1.3
Pledge Agreement, dated as of January 1, 2002, made by Knology Broadband, Inc., in favor of Knology, Inc. (Incorporated herein by reference to Exhibit 10.56.3 to Knology Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2
Credit Facility Agreement between First Union National Bank, First Union Capital Markets Corp. and KNOLOGY Holdings, Inc. dated December 22, 1998 (Incorporated herein by reference to Exhibit 10.53 to Knology Broadband, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.2.1
Seventh Amendment to Credit Facility Agreement, dated as of January 7, 2002. (Incorporated herein by reference to Exhibit 10.32.7 to Knology Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2.2
Eighth Amendment to Credit Facility Agreement, dated as of March 31, 2002. (Incorporated herein by reference to Exhibit 10.3.2 to Knology Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

(B)    REPORTS ON FORM 8-K

On March 11, 2002, the Company filed on form 8-K, a press release announcing it’s 2001 fourth quarter and year-end results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2002
KNOLOGY BROADBAND, INC.

By:	/s/ RODGER L. JOHNSOn
Rodger L. Johnson President and Chief Executive Officer
May 15, 2002

By:	/s/ ROBERT K. MILLS
Robert K. Mills Chief Financial Officer (Principal Financial Officer)