Form 10-Q
period 2002-06-30
KNOLOGY BROADBAND INC
filed 2002-08-14
CIK 1048932

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                 Yes |X|* No |_|

      As of June 30, 2002, there were 100 shares of the registrant's Common Stock outstanding.

      The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is filing this Form with the reduced disclosure format.

*The registrant does not have any class of equity registered under the Securities Exchange Act of 1934 and files periodic reports with the Securities and Exchange Commission pursuant to contractual obligations with third parties.

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 2002
                                      INDEX

                                                                           PAGE

PART I       FINANCIAL INFORMATION

   ITEM 1    FINANCIAL STATEMENTS ......................................... 2
             Condensed Consolidated Balance Sheets ........................ 2
             Condensed Consolidated Statements of Operations .............. 3
             Condensed Consolidated Statement of Cash Flows ............... 4
             Notes to Condensed Consolidated Financial Statements ......... 5
   ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS .......................... 9
   ITEM 3    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK ...16

PART II      OTHER INFORMATION

   ITEM 1    LEGAL PROCEEDINGS. ...........................................17
   ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS ....................17
   ITEM 3    DEFAULTS UPON SENIOR SECURITIES ..............................17
   ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .........17
   ITEM 5    OTHER INFORMATION ............................................17
   ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K .............................18

ITEM 1. FINANCIAL STATEMENTS

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                  JUNE 30, 2002
                             (DOLLARS IN THOUSANDS)

                                                        June 30,    December 31,
                                                          2002          2001
                                                       ----------   ------------
                              ASSETS
CURRENT ASSETS:
      Cash                                             $    1,553   $     4,525
      Accounts receivable, net                             10,618         9,694
      Affiliate receivable                                  1,614           113
      Prepaid expenses and other                            2,520           816
                                                       -----------  ------------
         Total current assets                              16,305        15,148

PROPERTY AND EQUIPMENT, net                               334,266       353,000

INVESTMENTS                                                 5,080         5,125

INTANGIBLE AND OTHER ASSETS, net                           13,747        15,758
                                                       -----------  ------------

         Total assets                                  $  369,398   $   389,031
                                                       ===========  ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Current portion of notes payable                 $   15,465        15,465
      Accounts payable                                     15,486        12,912
      Accounts payable - affiliate                              0           248
      Accrued liabilities                                   7,821         8,519
      Unearned revenue                                      5,892         4,969
                                                       -----------  ------------
         Total current liabilities                         44,664        42,113
                                                       -----------  ------------
NONCURRENT LIABILITIES:
      Notes payable - affiliate                            23,024        10,000
      Senior discount notes, net of discount              426,733       402,667
                                                       -----------  ------------
         Total noncurrent liabilities                     449,757       412,667
                                                       -----------  ------------
         Total liabilities                                494,421       454,780
                                                       -----------  ------------
STOCKHOLDERS' DEFICIT:
  Common stock                                                  0             0
  Additional paid-in capital                              271,811       271,811
  Accumulated deficit                                    (396,834)  $  (337,560)
                                                       -----------  ------------
         Total stockholders' deficit                     (125,023)      (65,749)
                                                       -----------  ------------

         Total liabilities and stockholders' deficit   $  369,398   $   389,031
                                                       ===========  ============

         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                  Three Months Ended       Six Months Ended
                                                                                        June 30,              June 30,
                                                                                ----------------------   --------------------
                                                                                  2002          2001        2002       2001
                                                                                --------      --------   --------    --------
OPERATING REVENUES:                                                             $ 27,833      $ 19,587   $ 53,137    $ 37,226
                                                                                --------      --------   --------    --------

OPERATING EXPENSES:
    Costs and expenses, excluding depreciation and amortization                   25,569        22,097     49,495      43,109
    Depreciation and amortization                                                 18,571        17,138     35,652      33,217
                                                                                --------      --------   --------    --------
       Total operating expenses                                                   44,140        39,235     85,147      76,326
                                                                                --------      --------   --------    --------

OPERATING INCOME (LOSS)                                                          (16,307)      (19,648)   (32,010)    (39,100)

OTHER INCOME (EXPENSE):
    Interest income                                                                    3            19          5          45
    Interest expense                                                             (12,966)      (10,940)   (25,355)    (21,241)
    Other expense, net                                                               (43)         (117)      (620)       (526)
                                                                                --------      --------   --------    --------
       Total other expense                                                       (13,006)      (11,038)   (25,970)    (21,722)
                                                                                --------      --------   --------    --------

LOSS BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                     (29,313)      (30,686)   (57,980)    (60,822)
INCOME TAX PROVISION                                                                   0             0          0           0
                                                                                --------      --------   --------    --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                                      (29,313)      (30,686)   (57,980)    (60,822)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE (Note 2)                                                                 0             0     (1,294)          0
                                                                                --------      --------   --------    --------
NET LOSS                                                                        $(29,313)     $(30,686)  $(59,274)   $(60,822)
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

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                Six Months Ended
                                                                     June 30,
                                                           -------------------------
                                                              2002           2001
                                                           ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $ (59,274)    $(60,822)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                               35,652       33,217
  Write down of inventory to market                              619            0
  Write off of investment                                         45            0
  Amortization of bond discount                               24,066       21,428
  Gain (loss) on disposition of assets                           (35)         179
  Cumulative effect of change in accounting
    principle - goodwill impairment                            1,294            0
  Changes in operating assets and liabilities:
    Accounts receivable                                         (924)      (1,009)
    Accounts receivable - affiliate                           (1,501)           0
    Prepaid expenses and other                                (1,783)        (313)
    Accounts payable                                           2,574      (10,013)
    Accounts payable - affiliate                                (248)           0
    Accrued liabilities and interest                            (698)      (1,701)
    Unearned revenue                                             923          790
                                                            --------     --------
      Total adjustments                                       59,984       42,578
                                                            --------     --------
      Net cash provided by (used in) operating activities        710      (18,244)
                                                            --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures, net of retirements                    (16,868)     (40,454)
 Organizational and franchise cost expenditures, net             (66)        (296)
 Investments                                                       0          (45)
 Proceeds from sales of assets                                   228           81
                                                            --------     --------
    Net cash used in investing activities                    (16,706)     (40,714)
                                                            --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Advances from affiliate                                           0       61,683
 Expenditures related to issuance of debt                          0          (50)
 Principal payments on debt and short-term borrowings              0           (4)
 Proceeds from long term debt                                 13,024            0
                                                            --------     --------
    Net cash provided by financing activities                 13,024       61,629
                                                            --------     --------

NET (DECREASE) INCREASE IN CASH                               (2,972)       2,671
CASH AT BEGINNING OF PERIOD                                    4,525            -
                                                            --------     --------
CASH AT END OF PERIOD                                       $  1,553     $  2,671
                                                            ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                 $  1,116     $  1,233
                                                            =====================
   Cash received during the period for income taxes         $    512     $      0
                                                            ========     ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
                                  JUNE 30, 2002

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

1.      ORGANIZATION AND NATURE OF BUSINESS

        Knology Broadband, Inc. (the "Company" or "Broadband"), formerly KNOLOGY Holdings, Inc., is a wholly owned subsidiary of Knology, Inc. The Company offers residential and business customers broadband communications services, including analog and digital cable television, local and long distance telephone, high-speed Internet access service, and broadband carrier services, using advanced interactive broadband networks. The Company operates interactive broadband networks in six metropolitan areas: Huntsville and Montgomery, Alabama; Columbus and Augusta, Georgia; Panama City, Florida; and Charleston, South Carolina.

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

2.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the financial statements have been included, and the financial statements present fairly the financial position and results of operations for the interim periods presented. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," in June 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company had no business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. It requires that goodwill be assessed for impairment on at least an annual basis by applying a fair value-based test.

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

         With the Company's adoption of SFAS No. 142, the Company no longer records amortization of goodwill. During the second quarter of 2001 the Company recorded approximately $136 in amortization of goodwill.

         The following is a proforma presentation of reported net loss and loss per share, adjusted for the exclusion of goodwill amortization net of related income tax effect:

                                                          Proforma Results
                                               For the six months ended June 30,
                                                    2002              2001
                                                    ----              ----

         Reported loss                           $(55,005)          $(97,371)
         Goodwill amortization (net of tax)          --                --

         Adjusted net loss                       $(55,055)             --


    Intangible assets as of June 30, 2002 and December 31, 2002 were as follows:

                                                      Accumulated
                                        Gross Assets  Amortization   Net Assets

         Subscriber Base Non-compete
         Agreement, Other
         June 30, 2002                      $149        $(133)          $16

         March 31, 2002                     $149        $(130)          $19

         The net amount of goodwill at June 30, 2002 and December 31, 2001 was $40.8 million and $42.1 million, respectively. There were no intangible assets reclassified to goodwill upon adoption of SFAS 142.

         Amortization expense related to goodwill and intangible assets was $3 and $53 for the three months ended June 30, 2002 and 2001, respectively. Estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2002 are $14 for fiscal year 2003 and $4 for fiscal year 2004.

         In June 2001 the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of SFAS 143 will have any material impact upon the Company's financial statements.

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS supersedes SFAS 121 but retains the fundamental provisions of SFAS 121 for (i) recognition/measurement of impairment of long-lived assets to be held and used, and (ii) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board's No. 30 ("APB30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of, but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS 144 effective January 1, 2002. The adoption of this standard did not have any impact on the Company's financial statements.

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction," which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company will adopt SFAS No. 145 on January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which was adopted for transactions occurring subsequent to May 15, 2002. The Company is currently assessing the impact of SFAS No. 145 on its financial position and results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the impact of SFAS No. 146 on its financial position and results of operations.



4.      SEGMENT INFORMATION

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

        Revenues by broadband communications service are as follows:

                       THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                       ---------------------------   -------------------------
                           2002             2001       2002            2001
                           ----             ----       ----            ----

Video                     $14,725          $11,659    $28,481      $22,652
Voice                       7,949            5,140     15,149        9,602
Data and Other              5,159            2,788      9,507        4,972
                          -------          -------    -------      -------

Consolidated Revenues     $27,833          $19,587    $53,137      $37,226
                          =======          =======    =======      =======



5.       SUBSEQUENT EVENTS

         On July 25, 2002, Knology and Broadband commenced a restructuring (the "Restructuring") of the capitalization of Knology and each of its wholly owned subsidiaries, including Broadband. The Restructuring will consist of either (1) the consensual exchange of the $444.1 million principal amount at maturity of the 11-7/8% Senior Discount Notes due 2007 issued by Broadband ("Old Notes") for $193.5 million principal amount of newly issued 12% Senior Notes due 2009 of Knology ("New Notes"), an aggregate of approximately 10,618,339 shares of Series D preferred stock of Knology and approximately 21,696,794 shares of Series E preferred stock of Knology (together with the Series D preferred stock, the "New Preferred Stock"), collectively representing approximately 19.3% of the outstanding shares of Knology common stock, on an as-converted bases, after giving effect to the Restructuring (the "Exchange Offer") and the solicitation of consents to amend the indenture governing the terms of the Old Notes (the "Consent Solicitation," and together with the Exchange Offer, the "Recapitalization Plan") or (2) the filing of a prepackaged plan of reorganization of Broadband (the "Prepackaged Plan"), which will attempt to accomplish the Restructuring on substantially the same terms as the Recapitalization Plan but under the supervision of the bankruptcy court.

         Specifically, each holder of Old Notes, other than SCANA Communications Holdings, Inc. ("SCANA"), The Burton Partnership, Limited Partnership ("Burton LP"), The Burton Partnership (QP), Limited Partnership ("Burton QP" and, together with Burton LP, the "Burton Partnerships"), and Valley Telephone Co., Inc. ("Valley"), has been offered in exchange for each $1,000.00 principal amount at maturity of Old Notes $586.5498 in principal amount of New Notes and, subject to possible adjustment, 33.1789 shares of Series D preferred stock of Knology. The holders of Old Notes other than SCANA, the Burton Partnerships and Valley are referred to as the "Non-Affiliated Holders."

         SCANA has been offered in exchange for each $1,000.00 in principal amount at maturity of Old Notes held by it an amount of New Notes and Series E preferred stock of Knology computed as follows: (1) in respect of the first $115.1 million in principal amount at maturity of Old Notes held by SCANA or its affiliates, $356.6641 in principal amount of New Notes and, subject to possible adjustment, 187.6864 shares of Series E preferred stock of Knology and (2) in respect of Old Notes held by SCANA and its affiliates in excess of $115.1 million in principal amount at maturity, $586.5498 in principal amount of New Notes and, subject to possible adjustment, 33.1789 shares of Series E Preferred Stock of Knology. Based on the $118.1 million in principal amount at maturity of Old Notes held by SCANA on July 25, 2002 and assuming no change in such holdings prior to completion of the Restructuring, each $1,000.00 in principal amount at maturity of Old Notes held by SCANA would be exchanged for $362.5052 in principal amount of New Notes and, subject to possible adjustment, 183.7606 shares of Series E preferred stock of Knology. Each Burton Partnership is offered in exchange for each $1,000.00 principal amount at maturity of Old Notes held by it $356.6641 in principal amount of New Notes and, subject to possible adjustment, 187.6864 shares of Series D preferred stock of Knology. Old Notes of approximately $64.2 million in principal amount at maturity held by Valley will be surrendered to Broadband in exchange for a limited Broadband guaranty of the Existing CoBank Facility (as defined below).

      There are several conditions to the completion of the Restructuring, either pursuant to the Recapitalization Plan or the Prepackaged Plan, including the following:

      o The Amended and Restated Certificate of Incorporation of Knology, as amended, must be amended and restated.

      o The existing Stockholders Agreement, dated as of February 7, 2000, as amended as of January 12, 2001, by and among Knology and certain of its stockholders (the "Stockholders Agreement"), must be amended in certain respects.

      o Certain existing Knology stockholders must contribute approximately $39.0 million in cash (the "Private Placement") in exchange for 13 million shares of Knology's Series C preferred stock at a purchase price of $3.00 per share.

      o Certain existing Knology stockholders who, pursuant to the Stockholders Agreement, have preemptive rights to participate in future offerings of Knology capital stock must waive their preemptive rights with respect to shares issued in the Private Placement and the Restructuring.

      o The existing $15.5 million senior secured credit facility by and among Wachovia Bank, National Association ("Wachovia"), as lender, Broadband, as guarantor, and the subsidiaries of Broadband, as borrowers (the "Existing Wachovia Facility"), must be amended and restated.

      o The existing $40.0 million 10-year senior secured credit facility by and among Globe Telecommunications, Inc., Interstate Telephone Company and Valley, as borrowers, and CoBank, ACB, as lender (the "Existing CoBank Facility"), must be amended.

      In addition, the completion of the Recapitalization Plan is conditioned upon, among other matters, Knology's receipt of tenders from 100% of the outstanding principal amount at maturity of the Old Notes held by holders of the Old Notes, other than Valley, that are "accredited investors," "qualified institutional buyers" ("QIBs") or persons other than "U.S. Persons" ("non-U.S. Persons"), in each case as such terms are defined under the Securities Act of 1933, as amended (the "Securities Act") (the "Minimum Tender Condition"). Valley, SCANA, the Burton Partnerships, and certain other holders of Old Notes who, together with Valley, SCANA and the Burton Partnerships, collectively hold in the aggregate approximately 79.4% principal amount at maturity of the outstanding Old Notes, have agreed to tender their Old Notes in the Exchange Offer and to consent in the Consent Solicitation to the proposed amendments to the indenture governing the terms of the Old Notes and the waiver of any defaults or events of default under such indenture pursuant to a lockup agreement (the "Lockup Agreement") entered into by those holders with Knology and Broadband. Knology can waive the Minimum Tender Condition only with the approval of a special committee of Knology's board of directors, Non-Affiliated Holders that are a party to the Lockup Agreement holding, beneficially or of record, at least 75% in aggregate principal amount at maturity of the Old Notes held by all Non-Affiliated Holders that are a party to the Lockup Agreement, and SCANA.

      If the conditions to competition of the Recapitalization Plan, including the Minimum Tender Condition, are not met or waived or Knology is otherwise unable to complete the Recapitalization Plan, but Knology and Broadband do receive required acceptances to confirm the Prepackaged Plan, Broadband has agreed to file the Prepackaged Plan. The completion of the Prepackaged Plan, if it is filed, will require the approval of the Prepackaged Plan by the bankruptcy court. To obtain approval of the Prepackaged Plan by the bankruptcy court on a consensual basis, Knology and Broadband must receive acceptances from at least two-thirds in amount and over one-half in number of holders of each class of impaired claims that vote on the Prepackaged Plan. Knology, Valley, SCANA, the Burton Partnerships, Wachovia and the Non-Affiliated Holders each constitute a separate class of impaired claims for purposes of voting to accept the Prepackaged Plan. Knology, SCANA, the Burton Partnerships,

Valley, Wachovia and certain Non-Affiliated Holders have agreed to vote in favor of acceptance of the Prepackaged Plan pursuant to the Lockup Agreement.

         The New Notes issued in connection with the Restructuring include covenants limiting our ability to fund expansion into new markets. Due to the restrictive nature of the new covenants as they relate to the use of operating cash flows or new borrowings for expansion, we are evaluating our inventory, construction work in process and intangible franchise costs for impairment. Based on our preliminary evaluation, a one-time charge in the range of $3.0 - $5.5 million may be recorded for the impairment of inventory, construction work in progress and intangible franchise costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT'S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS QUARTERLY REPORT INCLUDE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT THE RESTRUCTURING WILL NOT BE CONSUMMATED AS PLANNED, (2) THAT NEEDED FINANCING WILL NOT BE AVAILABLE TO US IF AND AS NEEDED, (3) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (4) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (5) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (6) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (7) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISK SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, WHICH ARE INCORPORATED HEREIN BY REFERENCE. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

         The following is a discussion of our consolidated financial condition and results of operations for the three and six months ended June 30, 2002 and certain factors that are expected to affect our prospective financial condition. The following discussion and analysis should be read in conjunction with our financial statements and related notes elsewhere in this Form 10-Q.

Background

         ITC Holding Company, Inc. formed Knology Broadband, Inc., formerly KNOLOGY Holdings, Inc., in 1995. Its percentage ownership fell below 50% during 1996. ITC Holding acquired additional stock in Broadband in 1998, becoming the holder of approximately 85% of Broadband. In November 1999, ITC Holding contributed its 85% interest in Broadband to Knology, Inc. in exchange for shares of Knology stock. Additionally, other minority shareholders exchanged the remaining 15% of Broadband for shares of Knology stock. Broadband is an indirect wholly owned subsidiary of Knology, Inc.

         Broadband has been providing cable television service since 1995, telephone and high-speed Internet access services since 1997 and broadband carrier services since 1998. We own, operate and manage interactive broadband networks in the six metropolitan areas of Montgomery and Huntsville, Alabama; Columbus and Augusta, Georgia; Panama City, Florida and Charleston, South Carolina.

         In 1995, Broadband was originally formed as a limited liability company and later was incorporated in the State of Delaware. The Company's principal executive offices are located at 1241 O.G. Skinner Drive, West Point, Georgia 31833 and its telephone number is (706) 645-8553.

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

         In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of this new standard will have any material impact on its financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. There was no impact to the Company upon the adoption of this new standard.

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction," which provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting of certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company will adopt SFAS No. 145 on January 1, 2003, except for the provisions relating to the amendment of SFAS No. 13, which was adopted for transactions occurring subsequent to May 15, 2002. The Company is currently assessing the impact of SFAS No. 145 on its financial position and results of operations.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the impact of SFAS No. 146 on its financial position and results of operations.

REVENUES AND EXPENSES

         We can group our revenues into four categories: video revenues, voice revenues, data revenues and other revenues.

         o Video revenues. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 52.9% and 53.6% of our consolidated revenues for the three and six months ended June 30, 2002 compared to 59.5% and 60.9% for the three and six months ended June 30, 2001.

         o Voice revenues. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail and usage fees for long distance service. Voice revenues accounted for approximately 28.6% and 28.5% of our consolidated revenues for the three and six months ended June 30, 2002 compared to 26.3% and 25.8% for the three and six months ended June 30, 2001.

         o Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for high-speed Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 18.5 % and 17.9 % of our consolidated revenues for the three and six months ended June 30, 2002 compared to 14.2% and 13.3% for the three and six months ended June 30, 2001.

         Our operating expenses include cost of services expenses, selling, operations and administrative expenses and depreciation and amortization expenses.

Cost of service expenses include:

         o Video cost of services. Video cost of services consist primarily of monthly fees to the National Cable

            Television Cooperative and other programming providers, and are generally based on the average number of subscribers to each program. Programming costs as a percentage of video revenues were approximately 46.9% and 47.2% for the three and six months ended June 30, 2002 compared to 46.5% and 46.7% for the three and six months ended June 30, 2001. Programming costs is our largest single cost and we expect this to continue. Since programming cost is primarily based on numbers of subscribers, it will increase as we add more subscribers. Additionally, programming cost will increase as costs per channel increase over time.

         o Voice cost of services. Voice costs of services consist primarily of transport cost and network access fees. The voice cost of services as a percentage of voice revenues were approximately 26.6% and 30.3% for the three and six months ended June 30, 2002 compared to 42.2% and 42.5% for the three and six months ended June 30, 2001.

         o Data and other cost of services. Data and other cost of services consist primarily of transport cost and network access fees. The data and other cost of services as a percentage of revenues were approximately 19.6% and 14.0% for the three and six months ended June 30, 2002 compared to 8.4% and 9.2% for the three and six months ended June 30, 2001.

Selling, operations and administrative expenses include:

         o Sales and marketing cost. Sales and marketing costs include the cost of sales and marketing personnel and advertising and promotional expenses.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Revenues. Operating revenues increased 42.7% from $37.2 million for the six months ended June 30, 2001 to $53.1 million for the six months ended June 30, 2002. Operating revenues from video services increased 25.7% from $22.6 million for the six months ended June 30, 2001 to $28.5 million for the same period in 2002. Operating revenues from voice services increased 57.8% from $9.6 million for the six months ended June 30, 2001 to $15.1 million for the same period in 2002. Operating revenue from data and other services increased 91.2% from $5.0 million for the six months ended June 30, 2001 to $9.5 million for the same period in 2002, $9.0 million of which were revenues from data services.

         The increased revenues for video, voice and data and other services are primarily due to an increase in the number of total connections, from 176,786 at June 30, 2001 compared to 231,084 at June 30, 2002. The additional connections resulted primarily from:

         o the extension of our broadband networks in the Augusta, Charleston, and Panama City markets;

         o the upgrade of our existing one-way network to an advanced interactive broadband network; and

         o internal growth in connections generated by our sales and marketing efforts.

         Expenses.   Our operating expenses, excluding depreciation and
amortization, increased 14.8%, from $43.1 million for the six months ended June 30, 2001, to $49.5 million for the six months ended June 30, 2002. The increase in our cost of services and other operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and the increase in the number of subscribers and the number of employees associated with such expansion and growth in our markets.

        Our depreciation and amortization expenses increased 7.3% from $33.2 million for the six months ended June 30, 2001, to $35.7 million for the six months ended June 30, 2002. The increase in depreciation is primarily due to the expansion of our network.

        Other Income and Expenses. Our interest income was approximately $45,000 for the six months ended June 30, 2001, compared to $5,000 for the six months ended June 30, 2002.

        Our interest expense increased from $21.2 million for the six months ended June 30, 2001 to $25.4 million for the six months ended June 30, 2002. The increase in interest expense is due to the accretion of the book value of 11 7/8% senior discount notes issued in October 1997. We capitalized interest related to the construction of our broadband networks of $1.4 million for the six months ended June 30, 2001 and did not capitalize interest during the six months ended June 30, 2002.

        Other expense increased from $526,000 for the six months ended June 30, 2001 to $620,000 for the six months ended June 30, 2002. Other expense in 2002 consists primarily of $619,000 for the write-off of obsolete inventory.

        Net Loss. We incurred a net loss of $60.8 million for the six months ended June 30, 2001 compared to a net loss of $59.3 million for the six months ended June 30, 2002. The increase in net loss is a result of the expansion of our operations and the increase in the number of employees associated with such expansion and growth in our markets.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

        Revenues. Operating revenues increased 42.1% from $19.6 million for the three months ended June 30, 2001 to $27.8 million for the three months ended June 30, 2002.

        Expenses. Our operating expenses, excluding depreciation and amortization, increased 15.7%, from $22.1 million for the three months ended June 30, 2001 to $25.6 million for the three months ended June 30, 2002. The cost of services component of operating expenses increased 28.2%, from $7.8 million for 2001 to $10.0 million for 2002. Our selling, operations, and administration expenses increased 8.9%, from $14.3 million for 2001 to $15.5 million for 2002.

        Our depreciation and amortization expenses increased from $17.1 million for the three months ended June 30, 2001 to $18.6 million for the three months ended June 30, 2002.

        Other Income and Expenses. Our interest income was $19,000 for the three months ended June 30, 2001, compared to $3,000 for the three months ended June 30, 2002.

        Our interest expense increased from $10.9 million for the three months ended June 30, 2001 to $13.0 million for the three months ended June 30, 2002. We capitalized interest related to the construction of our broadband networks of $644,000 for the three months ended June 30, 2001 and did not capitalize interest during the three months ended June 30, 2002.

        Other expense, net decreased from $117,000 for the three months ended June 30, 2001 to $43,000 for the three months ended June 30, 2002.

        Net Loss. We incurred a net loss of $30.7 million for the three months ended June 30, 2001 compared to a net loss of $29.3 million for the three months ended June 30, 2002.

Liquidity and Capital Resources

        As of June 30, 2002, we had net working capital deficit of $28.4 million, compared to a net working capital deficit of $27.0 million as of December 31, 2001. The increase in the deficit from December 31, 2001 to June 30, 2002 is due to a decrease in cash of $3.0 million and an increase in accounts payable of $2.6 million, partially offset by an increase in receivables of $2.4 and an increase in prepaid expenses of $1.7 million.

        Net cash used by operations totaled $18.2 million for the six months ended June 30, 2001 and net cash provided by operations totaled $710,000 for the six months ended June 30, 2002. The net cash flow activity related to operations consists primarily of changes in operating assets and liabilities and adjustments to net income for non-cash transactions including depreciation and amortization, loss on disposition of assets and write down of inventory.

         Net cash used in investing activities was $40.7 million for the six months ended June 30, 2001 and $16.7 million for the six months ended June 30, 2002. Investing activities for the six months ended June 30, 2001 consisted of $40.5 million of capital expenditures and $296,000 in organizational, franchise and investment expenditures. Investing activities for the six months ended June 30, 2002 consisted of $16.9 million of capital expenditures, $66,000 in organizational, franchise and investment expenditures, which was partially off set by $228,000 in proceeds from the sale of assets.

         We received net cash flow from financing activities of $61.6 million for the six months ended June 30, 2001 and $13.0 million for the six months ended June 30, 2002. Financing activities in 2001 consisted primarily of $61.7 million of equity infusion from our parent. Financing activities in 2002 consisted of $13.0 million of proceeds from issuance of long term debt.

FUNDING TO DATE

         We have raised equity capital and borrowed money to finance a significant portion of our operating, investing and financing activities in the development of our business. On October 22, 1997, we received net proceeds of $242.4 million from the offering of units consisting of senior discount notes due 2007 and warrants to purchase preferred stock. The notes were sold at a substantial discount from their principal amount at maturity, and there will not be any payment of cash interest on the notes prior to April 15, 2003. The notes will fully accrete to face value of $444.1 million on October 15, 2002. On and after October 15, 2002, the notes will bear interest, which will be payable in cash, at a rate of 11 7/8% per annum on April 15 and October 15 of each year, commencing April 15, 2003. The indenture contains covenants that affect, and in certain cases restrict, the ability of Knology Broadband to:

         o  incur indebtedness;

         o  pay dividends;

         o  prepay subordinated indebtedness;

         o  redeem capital stock;

         o  make investments;

         o  engage in transactions with stockholders and affiliates;

         o  create liens;

         o  sell assets; and

         o  engage in mergers and consolidations.

         If we fail to comply with these covenants, our obligation to repay the notes may be accelerated. However, these limitations are subject to a number of important qualifications and exceptions. In particular, while the indenture restricts our ability to incur additional indebtedness by requiring compliance with specified leverage ratios, it permits us and our subsidiaries to incur an unlimited amount of indebtedness to finance the acquisition of equipment, inventory and network assets and to secure such indebtedness, and to incur up to $50.0 million of additional secured indebtedness. Upon a change of control Broadband, as defined in the indenture, we would be required to make an offer to purchase the notes at a purchase price equal to 101% of their accreted value, plus accrued interest.

         In November 1999, Knology completed an exchange in which it received the warrants to purchase shares of Broadband preferred stock, issued in connection with the senior discount notes in 1997, in exchange for warrants to purchase shares of Knology Series A preferred stock.

         On December 22, 1998, we entered into a $50 million four-year senior secured credit facility with Wachovia. On November 7, 2001, Wachovia agreed to amend the credit facility. The credit facility, as amended, allows us to borrow up to the greater of (i) $15.5 million or (ii) three times our annualized consolidated cash flow. The credit facility may be used for working capital and other purposes, including capital expenditures and permitted acquisitions. At our option, interest will accrue based on either the prime or federal funds rate plus applicable margin or the LIBOR rate plus applicable margin. The applicable margin may vary from 4.0% for base rate loans to 5.0% for LIBOR rate loans. The credit facility contains a number of covenants that restrict our ability to take certain actions, including the ability to:

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

         The maximum amount available under the amended credit facility as of June 30, 2002 was approximately $15.5 million. As of June 30, 2002, approximately $15.5 million had been drawn against the credit facility. As part of the Restructuring, the Existing Wachovia Facility will be amended and restated.

         In January 2002, we also entered into a secured intercompany credit facility with Knology. The secured intercompany credit facility is intended to provide a mechanism for any funding Knology chooses to advance to us; however, the facility does not represent a present commitment from Knology to fund any our future cash needs. The intercompany credit facility is secured by substantially all of the assets of Broadband and is subordinate to the Existing Wachovia Facility. As of June 30, 2002, approximately $13.0 million had been drawn against the credit facility.

THE RESTRUCTURING

         On July 25, 2002, Knology and Broadband commenced the Restructuring of the capitalization of Knology and its wholly owned subsidiaries, including Broadband. The Restructuring will consist of either (1) the consensual exchange of the $444.1 million principal amount at maturity of the 11-7/8% Senior Discount Notes due 2007 issued by Broadband ("Old Notes") for $193.5 million principal amount of newly issued 12% Senior Notes due 2009 of Knology ("New Notes"), an aggregate of approximately 10,618,339 shares of Series D preferred stock of Knology and approximately 21,696,794 shares of Series E preferred stock of Knology, collectively representing approximately 19.3% of the outstanding shares of Knology common stock, on an as-converted bases, after giving effect to the Restructuring and the solicitation of consents to amend the indenture governing the terms of the Old Notes or (2) the filing of the Prepackaged Plan of Broadband, which will attempt to accomplish the Restructuring on substantially the same terms as the Recapitalization Plan but under the supervision of the bankruptcy court.

         Specifically, each Non-Affiliated Holders (holders of Old Notes, other than SCANA, the Burton Partnerships, and Valley), has been offered in exchange for each $1,000.00 principal amount at maturity of Old Notes $586.5498 in principal amount of New Notes and, subject to possible adjustment, 33.1789 shares of Series D preferred stock of Knology.

         SCANA has been offered in exchange for each $1,000.00 in principal amount at maturity of Old Notes held by it an amount of New Notes and Series E preferred stock of Knology computed as follows: (1) in respect of the first $115.1 million in principal amount at maturity of Old Notes held by SCANA or its affiliates, $356.6641 in principal amount of New Notes and, subject to possible adjustment,
187.6864 shares of Series E preferred stock of Knology and (2) in respect of Old Notes held by SCANA and its affiliates in excess of $115.1 million in principal amount at maturity, $586.5498 in principal amount of New Notes and, subject to possible adjustment, 33.1789 shares of Series E Preferred Stock of Knology. Based on the $118.1 million in principal amount at maturity of Old Notes held by SCANA on July 25, 2002 and assuming no change in such holdings prior to completion of the Restructuring, each $1,000.00 in principal amount at maturity of Old Notes held by SCANA would be exchanged for $362.5052 in principal amount of New Notes and, subject to possible adjustment, 183.7606 shares of Series E preferred stock of Knology. Each Burton Partnership is offered in exchange for each $1,000.00 principal amount at maturity of Old Notes held by it $356.6641 in principal amount of New Notes and, subject to possible adjustment, 187.6864 shares of Series D preferred stock of Knology. Old Notes of approximately $64.2 million in principal amount at maturity held by Valley will be surrendered to Broadband in exchange for a limited Broadband guaranty of the Existing CoBank Facility.

      There are several conditions to the completion of the Restructuring, either pursuant to the Recapitalization Plan or the Prepackaged Plan, including the following:

      o   The Certificate of Knology, must be amended and restated.

      o The existing Stockholders Agreement, dated as of February 7, 2000, as amended as of January 12, 2001, by and among Knology and certain of its stockholders, must be amended in certain respects.

      o Certain existing Knology stockholders must contribute approximately $39.0 million in cash pursuant to the Private Placement in exchange for 13 million shares of Knology's Series C preferred stock at a purchase price of $3.00 per share.

      o Certain existing Knology stockholders who, pursuant to the Stockholders Agreement, have preemptive rights to participate in future offerings of Knology capital stock must waive their preemptive rights with respect to shares issued in the Private Placement and the Restructuring.

      o The existing $15.5 million senior secured credit facility by and among Wachovia, as lender, Broadband, as guarantor, and the subsidiaries of Broadband, as borrowers, must be amended and restated.

      o The existing $40.0 million 10-year senior secured credit facility by and among Globe Telecommunications, Interstate and Valley, as borrowers, and CoBank, as lender, must be amended.

         In addition, the completion of the Recapitalization Plan is conditioned upon, among other matters, Knology's receipt of tenders from 100% of the outstanding principal amount at maturity of the Old Notes held by holders of the Old Notes, other than Valley, that are accredited investors, QIBs, or non-U.S. Persons, in each case as such terms are defined under the Securities Act (the "Minimum Tender Condition"). Valley, SCANA, the Burton Partnerships, and certain other holders of Old Notes who, together with Valley, SCANA and the Burton Partnerships, collectively hold in the aggregate approximately 79.4% principal amount at maturity of the outstanding Old Notes, have agreed to tender their Old Notes in the Exchange Offer and to consent in the Consent Solicitation to the proposed amendments to the indenture governing the terms of the Old Notes and the waiver of any defaults or events of default under such indenture pursuant to the Lockup Agreement entered into by those holders with Knology and Broadband. Knology can waive the Minimum Tender Condition only with the approval of a special committee of Knology's board of directors, Non-Affiliated Holders that are a party to the Lockup Agreement holding, beneficially or of record, at least 75% in aggregate principal amount at maturity of the Old Notes held by all Non-Affiliated Holders that are a party to the Lockup Agreement, and SCANA.

         If the conditions to competition of the Recapitalization Plan, including the Minimum Tender Condition, are not met or waived or Knology is otherwise unable to complete the Recapitalization Plan, but Knology and Broadband do receive required acceptances to confirm the Prepackaged Plan, Broadband has agreed to file the Prepackaged Plan. The completion of the Prepackaged Plan, if it is filed, will require the approval of the Prepackaged Plan by the bankruptcy court. To obtain approval of the Prepackaged Plan by the bankruptcy court on a consensual basis, Knology and Broadband must receive acceptances from at least two-thirds in amount and over one-half in number of holders of each class of impaired claims that vote on the Prepackaged Plan. Knology, Valley, SCANA, the Burton Partnerships, Wachovia and the Non-Affiliated Holders each constitute a separate class of impaired claims for purposes of voting to accept the Prepackaged Plan. Knology, SCANA, the Burton Partnerships,

Valley, Wachovia and certain Non-Affiliated Holders have agreed to vote in favor of acceptance of the Prepackaged Plan pursuant to the Lockup Agreement.

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

     3.2 Certificate of Amendment of Certificate of Incorporation of KNOLOGY Holdings, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology Broadband, Inc.'s Form 10-Q for the quarter ended March 31, 1998).

     3.3 Certificate of Amendment of Certificate of Incorporation of Knology Broadband, Inc. (Incorporated herein by reference to Exhibit 3.1 to Knology Broadband, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

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

     3.6        Amended and Restated Bylaws of KNOLOGY Holdings, Inc.
                (Incorporated herein by reference to Exhibit 3.2 to Knology Broadband, Inc.'s Registration Statement on Form S-4 (File No. 333-43339)).

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

    10.1.1      Ninth Amendment to Credit Facility Agreement, dated as of
                June 30, 2002. (Incorporated herein by reference to Exhibit
                10.1.1 to Knology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.)

    99.1 Statement of the Chief Executive Officer and the Chief Financial Officer of Knology Broadband, Inc., Pursuant to 18 U.S.C.
                s. 1350



(B)   REPORTS ON FORM 8-K

        On June 20, 2002, the Company filed on form 8-K, a press release announcing a change in registrant's certifying accountant for the year ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KNOLOGY BROADBAND, INC.


August 14, 2002               By      /s/ Rodger L. Johnson
                                      ---------------------------------------
                                      Rodger L. Johnson
                                      President and Chief Executive Officer


August 14, 2002               By      /s/ Robert K. Mills
                                      ---------------------------------------
                                      Robert K. Mills
                                      Chief Financial Officer
                                      (Principal Financial Officer)