Form 10-K/A
period 2001-12-31
KNOLOGY BROADBAND INC
filed 2002-10-29
CIK 1048932

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT'S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS ANNUAL REPORT INCLUDE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT OUR SUPPLIERS AND CUSTOMERS MAY REFUSE TO CONTINUE DOING BUSINESS WITH US OR MAY REFUSE TO EXTEND TRADE CREDIT TO US AS A RESULT OF A GOING CONCERN OPINION WE RECEIVED FROM OUR INDEPENDENT ACCOUNTANTS WITH RESPECT TO OUR AUDITED FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED DECEMBER 31, 2001. (3) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (4) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (5) THAT NEEDED FINANCING WILL NOT BE AVAILABLE, (6) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (7) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

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

- VIDEO REVENUES. Our video revenues consist of fixed monthly fees for basic, premium and digital cable television services, as well as fees from pay-per-view movies and events such as boxing matches and concerts, that involve a charge for each viewing. Video revenues accounted for approximately 75.7%, 68.5% and 58.6% of our consolidated revenues for the years ended December 31, 1999, December 31, 2000 and December 31, 2001, respectively. In providing video services we currently compete with AT&T Broadband, Comcast Cable Communications, Inc., Time Warner Cable, Mediacom Communications Corporation and Charter Communications, Inc. We also compete with satellite television providers DirecTV, Inc. and Echostar Communications Corporation. Our other competitors include other cable television providers; broadcast television stations; and other satellite television companies. We expect in the future to compete with telephone companies providing cable television service within our service areas and with wireless cable companies.


- VOICE REVENUES. Our voice revenues consist primarily of fixed monthly fees for local service, enhanced services such as call waiting and voice mail and usage fees for long distance service. Voice revenues accounted for approximately 18.2%, 22.2% and 24.4% of our consolidated revenues for the years ended December 31, 1999, December 31, 2000 and December 31, 2001, respectively.

- DATA REVENUES AND OTHER REVENUES. Our data revenues consist primarily of fixed monthly fees for high-speed Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 6.1%, 9.3% and 17.0% of our consolidated revenues for the years ended December 31, 1999, December 31, 2000 and December 31, 2001, respectively. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages, such as greater experience, resources, marketing capabilities and stronger name recognition. In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange providers that provide digital subscriber lines, or DSL; providers of satellite-based Internet access services; long-distance telephone companies; and cable television companies. We also expect to compete in the future with providers of wireless high-speed data services.

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

      We expect the growth of new video connections to decrease as the video segment matures in our current markets. While the number of new video connections may decrease, management feels that the opportunity to increase revenue and video margins is available with the introduction of new products and new technology. New voice and data connections are expected to increase with sales and marketing efforts directed at selling customers a bundle of services and penetrating untapped market segments and offering new services. Relative to our current product mix, voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher margins. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of our consolidated revenues will decrease.

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

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      REVENUES. Operating revenues increased 36.7% from $59.6 million for the year ended December 31, 2000 to $81.5 million for the year ended December 31, 2001. The increased revenues for video, voice and data and other services are primarily due to an increase in the number of connections, from 149,950 as of December 31, 2000 to 206,052 as of December 31, 2001. The additional connections resulted primarily from:

     o The extension of our broadband networks, through the construction of additional facilities and the extension of additional cables passing marketable homes and businesses in the Augusta and Charleston markets, which provide opportunities for sales to new customers.

     o The upgrade of our existing broadband networks in Huntsville and Panama City to allow for high capacity interactive communication, which allows these markets to provide voice, data and enhanced products, including digital video and video-on-demand where not previously available. This provides opportunity for new sales to existing customers and sales to new customers in response to requests for bundles of services.

      We expect the growth in the number of new video connections to decrease as the video segment matures in its current markets. While the number of new video connections may decrease, management believes that the opportunity to increase revenue and video margins is available with the introduction of new products and new technology. New voice and data connections are expected to increase with sale and marketing efforts directed at selling customers a bundle of services and penetrating untapped market segments and offering new services. Relative to our current product mix, voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher margins. Based on the anticipated changes in our revenue mix, management expects that our consolidated cost of services as a percentage of consolidated revenues will decrease.

      COST OF SERVICES. Cost of services increased 18.4% from $26.3 million for the year ended December 31, 2000, to $31.1 million for the year ended December 31, 2001. Cost of services for video services increased 25.8% from $17.9 million for the year ended December 31, 2000, to $22.5 million for the same period in 2001. Cost of services for voice services decreased 21.7% from $7.8 million for the year ended December 31, 2000, to $6.1 million for the same period in 2001. Cost of services for data and other services increased 309% from $615,000 for the year ended December 31, 2000, to $2.5 million for the same period in 2001. We expect our cost of services to continue to increase as we add more connections. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Management expects this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

      OPERATING MARGINS. Margins increased 51.2% from $33.3 million for the year ended December 31, 2000, to $50.4 million for the year ended December 31, 2001. Margins for video services increased 9.9% from $23.0 million for the year ended December 31, 2000, to $25.2 million for the same period in 2001. Margins for voice services increased 155% from $5.4 million for the year ended December 31, 2000, to $13.9 million for the same period in 2001. Margins for data and other services increased 128% from $4.9 million for the year ended December 31, 2000, to $11.3 million for the same period in 2001.

      OPERATING EXPENSES. Operating expenses, excluding depreciation and amortization, increased 17.6% from $49.1 million for the year ended December 31, 2000, to $57.8 million for the year ended December 31, 2001. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and an increase in the number of employees associated with such expansion and growth. Selling, operations and administrative expenses will increase operating expenses as we expand in our markets.

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

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      REVENUES. Operating revenues increased 32.7% from $44.9 million for the year ended December 31, 1999 to $59.6 million for the year ended December 31, 2000. The increased revenues for video, voice and data and other services are primarily due to an increase in the number of connections, from 111,859 as of December 31, 1999 to 149,950 as of December 31, 2000. The additional connections resulted primarily from:

     o The extension of our broadband networks, through the construction of additional facilities and the extension of additional cables passing marketable homes and businesses in the Augusta and Charleston markets, which provide opportunities for sales to new customers.

     o The upgrade of our existing broadband networks in Huntsville and Panama City to allow for high capacity interactive communication, which allows these markets to provide voice, data and enhanced products, including digital video and video-on-demand where not previously available. This provides opportunity for new sales to existing customers and sales to new customers in response to requests for bundles of services.

      We expect the growth in the number of new video connections to decrease as the video segment matures in its current markets. While the number of new video connections may decrease, management believes that the opportunity to increase revenue and video margins is available with the introduction of new products and new technology. New voice and data connections are expected to increase with sale and marketing efforts directed at selling customers a bundle of services and penetrating untapped market segments and offering new services. Relative to our current product mix, voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher margins. Based on the anticipated changes in our revenue mix, management expects that our consolidated cost of services as a percentage of consolidated revenues will decrease.

      COST OF SERVICES. Cost of services increased 23.0% from $21.4 million for the year ended December 31, 1999, to $26.3 million for the year ended December 31, 2000. Cost of services for video services increased 23.1% from $14.5 million for the year ended December 31, 1999, to $17.9 million for the same period in 2000. Cost of services for voice services increased 18.9% from $6.5 million for the year ended December 31, 1999, to $7.8 million for the same period in 2000. Cost of services for data and other services increased 108% from $296,000 for the year ended December 31, 1999, to $615,000 for the same period in 2000. We expect our cost of services to continue to increase as we add more connections. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Management expects this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

      OPERATING MARGINS. Margins increased 41.5% from $23.6 million for the year ended December 31, 1999, to $33.3 million for the year ended December 31, 2000. Margins for video services increased 18.0% from $19.5 million for the year ended December 31, 1999, to $23.0 million for the same period in 2000. Margins for voice services increased 235% from $1.6 million for the year ended December 31, 1999, to $5.4 million for the same period in 2000. Margins for data and other services increased 99.2% from $2.4 million for the year ended December 31, 1999, to $4.9 million for the same period in 2000.

      OPERATING EXPENSES. Operating expenses, excluding depreciation and amortization, increased 31.9% from $37.2 million for the year ended December 31, 1999, to $49.1 million for the year ended December 31, 2000. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and an increase in the number of employees associated with such expansion and growth. Selling, operations and administrative expenses will increase operating expenses as we expand in our markets.

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

       Following are the cash obligations for maturities of long-term debt for each of the next five years as of December 31, 2001:


                                                                 In millions
        2002 ...................................................... $16.0
        2003 ......................................................  52.7
        2004 ......................................................  52.7
        2005 ......................................................  52.7
        2006 ......................................................  52.7
        Thereafter ................................................ 496.8
        Total......................................................$723.8

       Knology leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases. Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001 are as follows:


                                                                 In millions
        2002 .......................................................$0.9
        2003 ....................................................... 0.8
        2004 ........................................................0.7
        2005 ........................................................0.6
        2006 ........................................................0.5
        Thereafter ..................................................2.6
        Total minimum lease payments ...............................$5.9

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

 10.32.7 Seventh Amendment to Credit Facility Agreement, dated as of January 1, 2002 (Incorporated herein by reference to Exhibit
              10.32.7 to KNOLOGY, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001).

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

 23.1 **      Consent of Arthur Andersen LLP

 99.1 ** Letter From Knology Broadband, Inc. to the SEC regarding Arthur Andersen LLP

 99.2 Statement of the Chief Executive Officer and the Chief Financial Officer of Knology Broadband, Inc. pursuant to 18 U.S.C. S. 1350.
__________________

**            Previously filed.


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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized as of the 29th day of October, 2002.

                                KNOLOGY BROADBAND, INC.

                                By:  /s/ Rodger L. Johnson
                                     ---------------------
                                     President and Chief Executive Officer

                                 CERTIFICATIONS

I, Rodger L. Johnson, President and Chief Executive Officer of Knology Broadband, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Knology Broadband, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 29, 2002
                                           /s/ Rodger L. Johnson
                                           ________________________________
                                           Rodger L. Johnson
                                           President and Chief Executive Officer


I, Robert K. Mills, Chief Financial Officer of Knology Broadband, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of Knology Broadband, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 29, 2002
                                           /s/ Robert K. Mills
                                           ________________________________
                                           Robert K. Mills
                                           Chief Financial Officer

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

/s/ ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 7, 2002

     THE ABOVE REPORT OF ARTHUR ANDERSEN LLP IS A COPY OF THE PREVIOUSLY ISSUED REPORT OF ARTHUR ANDERSEN LLP, AND THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
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

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY,
                   ACCUMULATED DEFICIT AND COMPREHENSIVE LOSS
                             (DOLLARS IN THOUSANDS)

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

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 2000, and 2001

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

       Effective August 1998, the Company was included in the consolidated federal income tax return of ITC Holding. Under a tax sharing arrangement, the Company recorded an income tax benefit of $3,422 and $0 and an affiliate receivable in the amount of $4,222 and $512 at December 31, 2000 and 2001, respectively, for the utilization of net operating losses included in the

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (DOLLARS IN THOUSANDS, EXCEPT SHARE PER DATA)

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

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

consolidated basis. The credit facility allows the Company to borrow up to five times certain individual subsidiary's "consolidated adjusted cash flow" as defined in the credit facility. In connection with the initiation of the revolving credit facility, the Company incurred approximately $1,397 in related costs which are being amortized on a straight-line basis over the five-year term.

     In the fourth quarter of 1997, the Company issued units consisting of senior discount notes due in 2007 and warrants (the "Bond Warrants") to purchase Preferred Stock for gross proceeds of approximately $250,000. The notes were offered at a substantial discount from face value, with no interest payable for the first five years. Approximately $2,500 of the gross proceeds was allocated to the Bond Warrants. Each Bond Warrant allows the holder to purchase .003734 shares of the Company's preferred stock at an exercise price of $.01 per share. The Company incurred approximately $7,900 in costs to issue the Senior Discount Notes. These costs are being amortized at an effective rate over the life of the notes. The indenture relating to the notes contains certain covenants that, among other things, limit the ability of the Company to incur indebtedness, pay dividends, prepay subordinated indebtedness, repurchase) capital stock, make investments, engage in transactions with stockholders and affiliates, create liens, sell assets, and engage in mergers and consolidations. The proceeds from the offering of the units have been, and will be, used to repay certain indebtedness of the Company, to fund expansion of the Company's business, and for additional working capital and general corporate purposes.

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

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

/s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 7, 2002

     THE ABOVE REPORT OF ARTHUR ANDERSEN LLP IS A COPY OF THE PREVIOUSLY ISSUED REPORT OF ARTHUR ANDERSEN LLP, AND THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

                                  SCHEDULE II

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                             (DOLLARS IN THOUSANDS)

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