Form 10-Q/A
period 2002-03-31
KNOLOGY BROADBAND INC
filed 2002-10-29
CIK 1048932

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

KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended March 31,
	2002	2001
	(Dollars in Thousands)
OPERATING REVENUES	$25,304	$17,639

OPERATING EXPENSES:
Costs and expenses, excluding depreciation and amortization	23,926	21,012
Depreciation and amortization	17,081	16,079

Total operating expenses	41,007	37,091

OPERATING INCOME (LOSS)	(15,703)	(19,452)
OTHER INCOME (EXPENSE):
Interest income	2	26
Interest expense	(12,389)	(10,301)
Other expense, net	(577)	(409)

Total other expense	(12,964)	(10,684)

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(28,667)	(30,136)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE (Note 2)	(1,294)	—

NET LOSS	$(29,961)	$(30,136)

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

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” in June 2001. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company had no business combinations initiated after June 30, 2001. SFAS No. 142 provides that goodwill is no longer subject to amortization over its estimated useful life. It requires that goodwill be assessed for impairment on at least an annual basis by applying a fair value-based test.

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

With the adoption of SFAS No. 142, the Company no longer records amortization of goodwill. During the first quarter of 2001 the Company recorded approximately $68 in amortization of goodwill.

The following is a proforma presentation of reported net loss, adjusted for the exclusion of goodwill amortization net of related income tax effect:

	Proforma Results For the three months ended March 31,
	2002	2001
Reported loss attributable to common stockholders	$(29,961)	$(30,136)
Goodwill amortization (net of tax)	—	68
Adjusted net loss	$(29,961)	$(30,068)

Intangible assets as of March 31, 2002 and December 31, 2001 were as follows:

	Gross Assets	Accumulated Amortization	Net Assets
Subscriber Base Non-compete Agreement, Other March 31, 2002	$48,652	$(38,462)	$10,190
December 31, 2001	$50,018	$(38,392)	$11,626

The net amount of goodwill at March 31, 2002 and December 31, 2001 was $8.1 million and $9.4 million, respectively. There were no intangible assets reclassified to goodwill upon adoption of SFAS 142.

Amortization expense related to goodwill and intangible assets was $197 and $3,237 for the three months ended March 31, 2002 and 2001, respectively.

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

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

THE MANAGEMENT’S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS ANNUAL REPORT INCLUDE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (2) THAT OUR SUPPLIERS AND CUSTOMERS MAY REFUSE TO CONTINUE DOING BUSINESS WITH US OR MAY REFUSE TO EXTEND TRADE CREDIT TO US AS A RESULT OF A GOING CONCERN OPINION WE RECEIVED FROM OUR INDEPENDENT ACCOUNTANTS WITH RESPECT TO OUR AUDITED FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED DECEMBER 31, 2001, (3) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (4) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (5) THAT NEEDED FINANCING WILL NOT BE AVAILABLE, (6) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (7) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISK SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, WHICH ARE INCORPORATED HEREIN BY REFERENCE. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

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

The increased revenues for video, voice and data and other services are primarily due to an increase in the number of connections, from 162,942 as of March 31, 2001 to 222,184 as of March 31, 2002. The additional connections resulted primarily from:

•
The extension of our broadband networks, through the construction of additional facilities and the extension of additional cables passing marketable homes and businesses in the Augusta and Charleston markets, which provide opportunities for sales to new customers.

•
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

COST OF SERVICES.    Cost of services increased 27.9% from $7.3 million for the three months ended March 31, 2001, to $9.3 million for the three months ended March 31, 2002. Cost of services for video services increased 26.5% from $5.2 million for the three months ended March 31, 2001, to $6.6 million for the same period in 2002. Cost of services for voice services decreased 29.6% from $1.9 million for the three months ended March 31, 2001, to $2.5 million for the same period in 2002. Cost of services for data and other services increased 43.6% from $224,000 for the three months ended March 31, 2001, to $322,000 for the same period in 2002. We expect our cost of services to continue to increase as we add more connections. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Management expects this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

OPERATING MARGINS.    Margins increased 54.5% from $10.3 million for the three months ended March 31, 2001, to $16.0 million for the three months ended March 31, 2002. Margins for video services increased 23.9% from $5.8 million for the three months ended March 31, 2001, to $7.3 million for the same period in 2002. Margins for voice services increased 85.1% from $2.6 million for the three months ended March 31, 2001, to $4.7 million for the same period in 2002. Margins for data and other services increased 105% from $1.9 million for the three months ended March 31, 2001, to $4.0 million for the same period in 2002.

OPERATING EXPENSES.    Operating expenses, excluding depreciation and amortization, increased 6.4% from $13.7 million for the three months ended March 31, 2001, to $14.6 million for the three months ended March 31, 2002. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and an increase in the number of employees associated with such expansion and growth. Selling, operations and administrative expenses will increase operating expenses as we expand in our markets.

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

Following are the cash obligations for maturities of long-term debt for each of the next five years as of March 31, 2002:

In millions
2002	$16.0
2003	52.7
2004	52.7
2005	52.7
2006	52.7
Thereafter	496.8
Total	$723.8

The Company leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases. Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of March 31, 2002 are as follows:

In millions
2002	$0.7
2003	0.8
2004	0.7
2005	0.6
2006	0.5
Thereafter	2.6
Total minimum lease payments	$5.9

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

We are considering alternatives to improve our capital structure and strengthen our liquidity position. We have been engaged in discussions regarding a potential restructuring with an ad hoc committee of the holders of a significant amount of our senior discount notes and with the financial advisor for the committee. Although we are actively pursuing discussions with the committee, no restructuring agreement has been reached and there can be no assurance that a restructuring agreement will be reached in the future. Management is currently in discussions with ITC Telecom Ventures, Inc., a current investor in Knology, Inc. and subsidiary of ITC Holding, to negotiate a commitment whereby ITC Telecom Ventures will commit to purchase, at a price, and on terms and conditions, to be negotiated and agreed to by the parties, up to $19.5 million of debt or equity securities of Knology, Inc. during the year ended December 31, 2002. The ITC Telecom Ventures commitment will be contingent upon the successful restructuring of Knology, Inc.’s capital structure, including our senior discount notes. Although there can be no assurance Knology, Inc. will be able to do so, if Knology Inc. is successful in its efforts to restructure its capital structure, including our senior discount notes, and is able to enter into the $19.5 million commitment with ITC Telecom Ventures, the financing obtained through the commitment should allow us to meet our obligations and operate as a going concern through 2002.

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

10.2.1
Seventh Amendment to Credit Facility Agreement, dated as of January 1, 2002. (Incorporated herein by reference to Exhibit 10.32.7 to Knology Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.2.2
Eighth Amendment to Credit Facility Agreement, dated as of March 31, 2002. (Incorporated herein by reference to Exhibit 10.3.2 to Knology Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

99.1	Statement of the Chief Executive Officer and the Chief Financial Officer of Knology Broadband, Inc. pursuant to 18 U.S.C. §1350.

(B)    REPORTS ON FORM 8-K

On March 11, 2002, the Company filed on form 8-K, a press release announcing its 2001 fourth quarter and year-end results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Knology Broadband, Inc.

October 29, 2002	By:	/s/ RODGER L. JOHNSON
Rodger L. Johnson President and Chief Executive Officer

CERTIFICATIONS

I, Rodger L. Johnson, President and Chief Executive Officer of Knology Broadband, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Knology Broadband, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

October 29, 2002

/s/ RODGER L. JOHNSON
Rodger L. Johnson President and Chief Executive Officer

I, Robert K. Mills, Chief Financial Officer of Knology Broadband, Inc., certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Knology Broadband, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

October 29, 2002

/s/ ROBERT K. MILLS
Robert K. Mills Chief Financial Officer