Form 10-Q/A
period 2002-06-30
KNOLOGY BROADBAND INC
filed 2002-10-29
CIK 1048932

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

ITEM 1. FINANCIAL STATEMENTS

                    KNOLOGY BROADBAND, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
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

         The following is a proforma presentation of reported net loss, adjusted for the exclusion of goodwill amortization net of related income tax effect:




                                                            Pro forma Results
                                                           For the six months
                                                             ended June 30,
                                                          --------------------
                                                           2002          2001
                                                           ----          ----
Reported loss attributable to common stockholders       $(59,274)     $(60,822)
Goodwill amortization (net of tax)                            --           136
Adjusted net loss                                       $(59,274)     $(60,686)


Intangible assets as of June 30, 2002 and December 31, 2001 were as follows:

                                                         Accumulated
                                         Gross Assets   Amortization  Net Assets
                                         ------------   ------------  ----------

Subscriber Base Non-compete
Agreement, Other
June 30, 2002                              $48,809       $(38,661)     $10,148

December 31, 2001                          $50,018       $(38,392)     $11,626


         The net amount of goodwill at June 30, 2002 and December 31, 2001 was $8.1 million and $9.4 million, respectively. There were no intangible assets reclassified to goodwill upon adoption of SFAS 142.

         Amortization expense related to goodwill and intangible assets was $407 and $6,473 for the six months ended June 30, 2002 and 2001, respectively.

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

         Broadband believes that upon the successful completion of the Restructuring, its current business plan will be fully funded and will generate sufficient cash to support Broadband's operations for the next 12 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE MANAGEMENT'S DISCUSSION AND ANALYSIS AND OTHER PORTIONS OF THIS QUARTERLY REPORT INCLUDE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS, INCLUDING THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THAT ARE SUBJECT TO FUTURE EVENTS, RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED. IMPORTANT FACTORS THAT EITHER INDIVIDUALLY OR IN THE AGGREGATE COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED INCLUDE, WITHOUT LIMITATION, (1) THAT THE RESTRUCTURING WILL NOT BE CONSUMMATED AS PLANNED, (2) THAT OUR SUPPLIERS AND CUSTOMERS MAY REFUSE TO CONTINUE DOING BUSINESS WITH US OR MAY REFUSE TO EXTEND TRADE CREDIT TO US AS A RESULT OF A GOING CONCERN OPINION WE RECEIVED FROM OUR INDEPENDENT ACCOUNTANTS WITH RESPECT TO OUR AUDITED FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED DECEMBER 31, 2001, (3) THAT NEEDED FINANCING WILL NOT BE AVAILABLE TO US IF AND AS NEEDED, (4) THAT WE WILL NOT RETAIN OR GROW OUR CUSTOMER BASE, (5) THAT WE WILL FAIL TO BE COMPETITIVE WITH EXISTING AND NEW COMPETITORS, (6) THAT WE WILL NOT ADEQUATELY RESPOND TO TECHNOLOGICAL DEVELOPMENTS IMPACTING OUR INDUSTRY AND MARKETS, (7) THAT A SIGNIFICANT CHANGE IN THE GROWTH RATE OF THE OVERALL U.S. ECONOMY WILL OCCUR SUCH THAT CONSUMER AND CORPORATE SPENDING ARE MATERIALLY IMPACTED, AND (8) THAT SOME OTHER UNFORESEEN DIFFICULTIES OCCUR, AS WELL AS THOSE RISK SET FORTH IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, WHICH ARE INCORPORATED HEREIN BY REFERENCE. THIS LIST IS INTENDED TO IDENTIFY ONLY CERTAIN OF THE PRINCIPAL FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN.

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

         o Data revenues and other revenues. Our data revenues consist primarily of fixed monthly fees for high-speed Internet access service and rental of cable modems. Other revenues resulted principally from broadband carrier services and video production services. These combined revenues accounted for approximately 18.5 % and 17.9 % of our consolidated revenues for the three and six months ended June 30, 2002 compared to 14.2% and 13.3% for the three and six months ended June 30, 2001. Providing data services is a rapidly growing business and competition is increasing in each of our markets. Some of our competitors have competitive advantages, such as a greater experience, resources, marketing capabilities and stronger name recognition. In providing data services, we compete with traditional dial-up Internet service providers; incumbent local exchange providers that provide digital subscriber lines, or DSL; providers of satellite-based Internet access services; long-distance telephone companies; and cable television companies. We also expect to compete in the future with providers of wireless high-speed data services.

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

         We expect the growth of new video connections to decrease as the video segment matures in our current markets. While the number of new video connections may decrease, management feels that the opportunity to increase revenue and video margins is available with the introduction of new products and new technology. New voice and data connections are expected to increase with sales and marketing efforts directed as selling customers a bundle of services and penetrating untapped market segments and offering new services. Relative to our current product mix, voice and data revenue will become larger percentages of our overall revenue, and potentially will provide higher margins. Based on the anticipated changes in our revenue mix, we expect that our consolidated cost of services as a percentage of our consolidated revenues will decrease.

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

         The increased revenues for video, voice and data and other services are primarily due to an increase in the number of connections, from 176,786 as of June 30, 2001 to 231,084 as of June 30, 2002. The additional connections resulted primarily from:

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

        Cost of Services. Cost of services increased 28.0% from $15.1 million for the six months ended June 30, 2001, to $19.4 million for the six months ended June 30, 2002. Cost of services for video services increased 27.0% from $10.6 million for the six months ended June 30, 2001, to $13.4 million for the same period in 2002. Cost of services for voice services increased 12.6% from $4.1 million for the six months ended June 30, 2001, to $4.6 million for the same period in 2002. Cost of services for data and other services increased 191% from $459,000 for the six months ended June 30, 2001, to $1.3 million for the same period in 2002. We expect our cost of services to continue to increase as we add more connections. Programming costs, which are our largest single expense item, have been increasing over the last several years on an aggregate basis due to an increase in subscribers and on a per subscriber basis due to an increase in costs per program channel. Management expects this trend to continue. We may not be able to pass these higher costs on to customers because of competitive forces, which would adversely affect our cash flow and operating margins.

        Operating Margins. Margins increased 52.8% from $22.1 million for the six months ended June 30, 2001, to $33.8 million for the six months ended June 30, 2002. Margins for video services increased 24.7% from $12.1 million for the six months ended June 30, 2001, to $15.0 million for the same period in 2002. Margins for voice services increased 91.2% from $5.5 million for the six months ended June 30, 2001, to $10.6 million for the same period in 2002. Margins for data and other services increased 81.1% from $4.5 million for the six months ended June 30, 2001, to $8.2 million for the same period in 2002.

        Operating Expenses. Operating expenses, excluding depreciation and amortization, increased 7.5% from $28.0 million for the six months ended
June 30, 2001, to $30.1 million for the six months ended June 30, 2002. The increase in our operating expenses is consistent with the growth in revenues and is a result of the expansion of our operations and an increase in the number of employees associated with such expansion and growth. Selling, operations and administrative expenses will increase operating expenses as we expand in our markets.

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

        Cost of Services. Cost of services increased 28.2% from $7.8 million for the three months ended June 30, 2001, to $10.0 million for the three months ended June 30, 2002.

        Operating Margins. Margins increased 51.3% from $11.8 million for the three months ended June 30, 2001, to $17.8 million for the three months ended June 30, 2002.

        Operating Expenses. Operating expenses, excluding depreciation and amortization, increased 8.8% from $14.3 million for the three months ended June 30, 2001, to $15.5 million for the three months ended June 30, 2002.

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

THE RESTRUCTURING

     For the year ended 2001, Knology reported a net loss before extraordinary item of $122.2 million, and Broadband reported a net loss of $122.9 million. Both companies reported record growth in connections and revenue for the year ended 2001. However, despite both companies' improving operating performances, management believes that the amount of debt that Broadband carries is still too great and therefore, has pursued the restructuring plan. Knology believes that, unless the restructuring is completed, Broadband may not be able to make the first interest payment of $26.4 million on the existing Broadband discount notes which is due April 15, 2003.

     Knology and Broadband have experienced operating losses as a result of the expansion of their advanced broadband communications networks and services in new and existing markets. Management expected, and continous to expect, to remain focused on increasing customer bases and expanding broadband operations. Accordingly, management expected that both companies would continue to experience operating losses. As of December 31, 2001, Knology had a cash balance of $38.1 million, working capital of $0.6 million, an accumulated deficit of $307.4 million and long-term debt of $370.8 million. Also, as of December 31, 2001, Broadband had a cash balance of $4.5 million, a working capital deficit of $27.0 million, an accumulated deficit of $337.6 million and long-term debt of $412.7 million.

     Knology has historically relied on debt and equity financing to meet funding requirements and plans to continue to rely on debt and equity financing to fund its capital needs. As a result of the aforementioned factors and related uncertainties, there was substantial doubt about Broadband's ability to continue as a going concern. Based on the financial condition of Knology and Broadband and their uncertain liquidity position, Knology's and Broadband's independent accountants issued going concern opinions for both companies for the year ended December 31, 2001.

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

         Broadband believes that the completion of the restructuring plan, is critical to the continuing viability of Knology and its subsidiaries, including Broadband and its subsidiaries. If Knology and Broadband are not able to consummate the restructuring plan, they may seek to accomplish an alternative restructuring of capitalization and their obligations to Broadband's creditors and obtain their consent to any such restructuring plan. Any alternative restructuring arrangement or plan may not result in a successful reorganization of Broadband.

         The restructuring, if successfully completed, will improve Knology's financial condition, liquidity and operating results as follows:

         o Knology will receive gross cash proceeds of $39.0 million from the private placement of Series C preferred stock. The proceeds will be used to pay transaction expenses of approximately $1.7 million and for general corporate purposes.

         o Knology and Broadband will significantly lower their debt service requirements, which will improve their liquidity and financial condition.

             Before giving effect to the proposed restructuring, Broadband's first interest payment on the existing Broadband discount notes will be due April 15, 2003 in the amount of $26.4 million, with consistent semiannual interest payments due through October 15, 2007. After giving effect to the proposed restructuring, Knology's first interest payment on the new Knology notes will be due two years after issuance (Knology presently intends to pay interest incurred for the first 18 months in kind through the issuance of additional notes) in the amount of $14.1 million, with consistent semiannual interest payments due through the seventh anniversary of the issuance of the new Knology notes.

             The existing Broadband discount notes mature on October 15, 2007 with an aggregate amount due at maturity of $444.1 million. The new Knology notes will mature on the seventh anniversary of the date of issuance, with an aggregate maturity amount due of $235.5 million, assuming payment in kind of interest incurred during the first 18 months of the new Knology notes.

         o The existing Wachovia credit facility has a current maturity date of November 15, 2002, at which time Broadband would be obligated to repay $15.5 million. A successful restructuring would result in the amendment and restatement of the Wachovia credit facility, including an adjustment of the maturity date which would allow Broadband to make scheduled quarterly principal payments beginning in the third quarter of 2004 with a final payment due in the second quarter of 2006.

Therefore, based on the cash infusion and the reduction of and the delay in principal and interest payments as described above, Broadband believes that upon successfully completing the proposed restructuring, its business plan will be fully funded and the company will be able to operate as a going concern.


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

         Following are the cash obligations for maturities of long-term debt for each of the next five years as of June 30, 2002:


                                                          In millions
2002 ....................................................   $ 16.0
2003 ....................................................     52.7
2004 ....................................................     52.7
2005 ....................................................     52.7
2006 ....................................................     52.7
Thereafter ..............................................    496.8
Total ...................................................   $723.8

         Knology leases office space, utility poles, and other assets for varying periods. Leases that expire are generally expected to be renewed or replaced by other leases. Future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2002 are as follows:

                                                          In millions
2002 ....................................................     $0.5
2003 ....................................................      0.8
2004 ....................................................      0.7
2005 ....................................................      0.6
2006 ....................................................      0.5
Thereafter ..............................................      2.6
Total minimum lease payments ............................     $5.7

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

    10.1.1      Ninth Amendment to Credit Facility Agreement, dated as of
                June 30, 2002. (Incorporated herein by reference to Exhibit
                10.1.1 to Knology, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

    99.1 Statement of the Chief Executive Officer and the Chief Financial Officer of Knology Broadband, Inc., pursuant to 18 U.S.C.
                s. 1350.



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

                                      KNOLOGY BROADBAND, INC.


October 29, 2002               By      /s/ Rodger L. Johnson
                                      ---------------------------------------
                                      Rodger L. Johnson
                                      President and Chief Executive Officer

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

Date: October 29, 2002                   /s/ Rodger L. Johnson
                                        -------------------------------------
                                        Rodger L. Johnson
                                        President and Chief Executive Officer


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

Date: October 29, 2002                      /s/ Robert K. Mills
                                           ----------------------------------
                                           Robert K. Mills
                                           Chief Financial Officer